Form 10-Q
period 1995-03-31
CB FINANCIAL CORP
filed 1995-05-05
CIK 351326

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM_______________TO_______________.

COMMISSION FILE NUMBER 0-11011

                            CB FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MICHIGAN                                          38-2340045
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

ONE JACKSON SQUARE, JACKSON, MICHIGAN                         49201
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (517) 788-2800

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $7.50 PAR VALUE
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SHORTER PERIOD THAT THE REGISTRANT HAS BEEN REQUIRED TO FILE SUCH REPORTS); AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES X    NO____

AT MARCH 31, 1995, THERE WERE 2,801,053 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WITH A $7.50 PAR VALUE.

                            CB FINANCIAL CORPORATION

                                     INDEX

Part I.         Financial Information:

Item 1.         Financial Statements

                The following consolidated financial statements of CB Financial Corporation and its subsidiaries included in this report are:
                                                                                                          Page
                                                                                                          ----
                Consolidated Balance Sheet - March 31, 1995,
                March 31, 1994 and December 31, 1994..................................................      3

                Consolidated Statement of Income - For the Three Months Ended
                March 31, 1995 and 1994...............................................................      4

                Consolidated Statement of Cash Flow - For the Three Months Ended
                March 31, 1995 and 1994...............................................................      5

                Note to Consolidated Financial Statements ............................................      6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations, Liquidity, and Capital.........................................      7

Part II.        Other Information:

                Pursuant to SEC rules and regulations, the following item(s) are included with the form 10-Q Report:

                Item 4.  Submission of  Matters to a Vote of Security Holders.........................     10

                Item 6.  Exhibits and Reports on Form 8-K.............................................     10

         Pursuant to SEC rules and regulations, the following items are omitted from this Form
         10-Q Report as inapplicable or to which the answer is negative:

                Item 1.  Legal Proceedings

                Item 2.  Changes in the Rights of the Corporation's Security Holders

                Item 3.  Defaults by the Corporation on its Senior Securities

                Item 5.  Other Information

SIGNATURE ...........................................................................................      11

CONSOLIDATED BALANCE SHEET

(In Thousands)                                                                03/31/95                03/31/94             12/31/94
                                                                              --------                --------             --------
ASSETS:
Cash and Cash Equivalents:
      Cash and Due from Banks                                                  $35,767                 $33,181              $39,826
      Money Market Assets                                                        9,634                   7,200               14,832
                                                                              --------                --------             --------
          Total Cash and Cash Equivalents                                       45,401                  40,381               54,658
                                                                              --------                --------             --------
Securities Available for Sale                                                   75,661                 108,338               89,615
                                                                              --------                --------             --------
Investment Securities Held to Maturity:
      U.S. Treasury                                                            132,141                 129,327              132,316
      U.S. Government Agencies                                                   3,511                   3,003                3,511
      States and Political Subdivisions                                         11,611                  20,429               12,159
      Other                                                                          0                   1,133                    0
                                                                              --------                --------             --------
          Total Investment Securities (Market Value of $143,112,
              $152,741 and $139,964, respectively)                             147,263                 153,892              147,986
                                                                              --------                --------             --------

Loans:
      Consumer Loans, Net of Unearned Interest                                 108,559                  97,683              108,137
      Commercial Loans                                                         167,124                 147,347              167,869
      Tax Exempt Loans                                                          13,783                   9,208               14,674
      Real Estate Mortgage Loans                                               101,126                  78,289              102,439
                                                                              --------                --------             --------
          Subtotal, Loans                                                      390,592                 332,527              393,119
      Reserve for Possible Loan Losses                                          (3,893)                 (3,373)              (3,865)
                                                                              --------                --------             --------
          Net Loans                                                            386,699                 329,154              389,254
                                                                              --------                --------             --------
Bank Premises and Equipment, Net                                                16,288                  15,593               16,283
Other Real Estate Owned                                                            358                     426                  324
Income Earned Not Received                                                       6,636                   6,505                7,281
Goodwill and Premium on Core Deposits                                           11,572                   8,449               11,914
Other Assets                                                                     4,332                   2,790                2,949
                                                                              --------                --------             --------
          TOTAL ASSETS                                                        $694,210                $665,528             $720,264
                                                                              ========                ========             ========

LIABILITIES:
Deposits:
      Demand Deposits                                                          $96,892                $100,317             $109,940
      Interest-Bearing Demand Deposits                                         154,953                 157,363              168,610
      Savings Deposits                                                         125,216                 140,605              132,365
      Time Deposits                                                            214,755                 177,277              209,734
                                                                              --------                --------             --------
          Total Deposits                                                       591,816                 575,562              620,649
                                                                              --------                --------             --------

Short-Term Interest Bearing Liabilities                                         13,277                     500               12,500
Note Payable and Capital Leases                                                  6,048                   8,054                6,526
Accrued Expenses                                                                 4,185                   3,950                3,730
Dividend Payable                                                                   840                     840                  840
Other Liabilities                                                                2,800                   1,954                2,010
                                                                              --------                --------             --------
          TOTAL LIABILITIES                                                    618,966                 590,860              646,255
                                                                              --------                --------             --------

SHAREHOLDERS' EQUITY:
      Preferred Stock-No par value, 100,000 shares authorized,
          none outstanding                                                           0                       0                    0
      Common Stock-$7.50 par value, 5,000,000 shares authorized,
          2,801,053 shares outstanding                                          21,008                  21,008               21,008
      Capital Surplus                                                            8,073                   8,073                8,073
      Undivided Profits                                                         45,983                  43,038               45,475
      Unrealized Gains(Losses) on Securities Available for Sale,
          Net of Tax Effect                                                        180                   2,549                 (547)
                                                                              --------                --------             --------
          TOTAL SHAREHOLDERS' EQUITY                                            75,244                  74,668               74,009
                                                                              --------                --------             --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $694,210                $665,528             $720,264
                                                                              ========                ========             ========

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME

                                                                      Three Months Ended
                                                                          March 31,
(In Thousands Except Per Share Data)                            1995                   1994
                                                               ------                 ------
INTEREST INCOME:
Interest and Fees on Loans                                     $8,630                 $6,724
Interest on Securities Available for Sale                       1,539                  2,112
Interest on Investment Securities Held to Maturity:
      U.S. Treasury                                             1,871                  1,762
      U.S. Government Agencies                                     56                     47
      States and Political Subdivisions                           177                    236
Interest on Money Market Assets                                   114                     95
                                                               ------                 ------
          Total Interest Income                                12,387                 10,976
                                                               ------                 ------

INTEREST EXPENSE:
Interest on Demand Deposits                                     1,136                    971
Interest on Savings Deposits                                      770                    862
Interest on Time Deposits                                       2,506                  1,803
Interest on Other Liabilities                                     299                    163
                                                               ------                 ------
          Total Interest Expense                                4,711                  3,799
                                                               ------                 ------
NET INTEREST INCOME                                             7,676                  7,177
                                                               ------                 ------
Provision for Possible Loan Losses                                179                    116
                                                               ------                 ------
      NET INTEREST INCOME AFTER
        PROVISION FOR POSSIBLE LOAN LOSSES                      7,497                  7,061
                                                               ------                 ------

NON-INTEREST INCOME:
Trust Income                                                      522                    524
Service Charges on Deposit Accounts                               558                    578
Fees for Other Services to Customers                              297                    261
Securities Gains                                                   12                    133
Other Income                                                       21                    426
                                                               ------                 ------
          Total Non-Interest Income                             1,410                  1,922
                                                               ------                 ------

NON-INTEREST EXPENSES:
Salaries and Wages                                              2,541                  2,450
Employee Benefits                                                 696                    719
Occupancy Expenses                                                645                    630
Furniture and Equipment Expenses                                  605                    505
FDIC Insurance Premiums                                           324                    312
Other Operating Expenses                                        2,172                  1,950
                                                               ------                 ------
          Total Non-Interest Expenses                           6,983                  6,566
                                                               ------                 ------
      Income Before Provision for Federal Income Tax            1,924                  2,417
Provision for Federal Income Tax                                  576                    781
                                                               ------                 ------
  NET INCOME                                                   $1,348                 $1,636
                                                               ======                 ======

PER SHARE DATA:
Net Income                                                      $0.48                  $0.58
Average Number of Shares Outstanding -
  Primary and fully diluted                                 2,802,854              2,803,687

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                           Three Months Ended
                                                                                                 March 31,
(In Thousands)                                                                            1995                 1994
                                                                                         -------              -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash Flows from Operating Activities:
     Interest and Fees Received                                                          $14,684              $13,329
     Interest Paid                                                                        (4,612)              (3,863)
     Cash Paid to Suppliers and Employees                                                 (7,011)              (5,942)
     Income Taxes Paid                                                                      (346)                (129)
                                                                                         -------              -------
         Net Cash Provided by Operating Activities                                         2,715                3,395
                                                                                         -------              -------


Cash Flows from Investing Activities:
     Proceeds from Sale of Securities Available for Sale                                   6,012               10,366
     Proceeds from Sales/Calls of Investment Securities Held to Maturity                     525                    0
     Proceeds from Maturities of Securities Available for Sale                             9,000                    0
     Proceeds from Maturities of Investment Securities Held to Maturity                        0               20,700
     Purchase of Securities Available for Sale                                                 0                    0
     Purchase of Investment Securities Held to Maturity                                        0              (30,368)
     Net (Increase) Decrease in Loans                                                      2,377                2,660
     Net (Increase) in Other Real Estate Owned                                               (35)                 (21)
     Purchase of Subsidiary Banks and Branches                                                 0                    0
     Capital Expenditures                                                                   (477)                (867)
     Cash Acquired in Purchase of Subsidiary Banks and Branches                                0                    0
                                                                                         -------              -------
         Net Cash Provided (Used) by Investing Activities                                 17,402                2,470
                                                                                         -------              -------

Cash Flows from Financing Activities:
     Repayment of Note Payable                                                              (475)                (474)
     Net Increase (Decrease) in Deposits and Short-Term Liabilities                      (28,056)              (9,631)
     Cash Dividends Paid                                                                    (840)                (840)
     Payment of Capital Lease Obligations                                                     (3)                  (3)
                                                                                         -------              -------
         Net Cash Provided (Used) by Financing Activities                                (29,374)             (10,948)
                                                                                         -------              -------
         Net Increase (Decrease) in Cash and Cash Equivalents                             (9,257)              (5,083)
                                                                                         -------              -------
         Cash and Cash Equivalents at Beginning of Year                                   54,658               45,464
                                                                                         -------              -------
         Cash and Cash Equivalents at End of Period                                      $45,401              $40,381
                                                                                         =======              =======


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net Income                                                                                $1,348               $1,636
     Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
     Provision for Depreciation and Amortization                                             463                  435
     Accretion of Net Discount on Purchased Subsidiary                                       328                  214
     Amortization of Discount and Premiums on
          Investment Securities, Net                                                         254                  321
     Provision for Possible Loan Losses                                                      179                  116
     Securities Gains                                                                        (12)                (133)
     (Increase) Decrease in Income Earned Not Received                                       645                  107
     (Increase) Decrease in Other Assets                                                    (442)               1,961
     Gain on Sale of Other Real Estate Owned                                                   0                   (1)
     Increase (Decrease) in Interest Payable                                                  99                  (60)
     Increase in Income Taxes Payable                                                        230                  652
     Increase (Decrease) in Accrued Expenses                                                (377)              (1,853)
                                                                                         -------              -------
         Net Cash Provided by Operating Activities                                        $2,715               $3,395
                                                                                         =======              =======

The accompanying notes are an integral part of this statement.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ACCOUNTING AND REPORTING POLICIES

         The accounting and reporting policies of CB Financial Corporation (the "Corporation") and its subsidiaries are in accordance with generally accepted accounting principles and conform to practice within the banking industry.

         The condensed consolidated financial statements included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes contained in the 1994 Annual Report to Shareholders of CB Financial Corporation and the Corporation's 1994 Form 10-K filed with the Securities and Exchange Commission.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to assure the fair presention of financial condition and results of operations. All material intercompany accounts and transactions have been eliminated. All such adjustments are of a normal recurring nature.

         RECLASSIFICATION

         Certain amounts in the consolidated income statement for the period ended March 31, 1994 have been reclassified to conform with the presentation in 1995.

Part I:  Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Corporation's financial condition and earnings during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

A summary of the period changes in principal sources and uses of funds is shown below in thousands of dollars.

                                                CHANGE FROM DECEMBER 31, 1994
                                                      TO MARCH 31, 1995
                                                -----------------------------
         Funding Sources:
                 Cash & Cash Equivalents                    $    9,257
                 Investment Securities                          15,779
                 Loans                                           2,527
                 Short Term Interest-Bearing
                    Liabilities                                    777
                 Operating Activities                            2,715
                                                            ----------
                                                            $   31,055
                                                            ==========

         Funding Uses:
                 Deposits                                       28,833
                 Cash Dividends                                    840
                 Capital Expenditures                              477
                 Other, Net                                        905
                                                            ----------
                 Total Uses                                 $   31,055
                                                            ==========

The primary source of funds for the runoff of deposits was the sale and maturity of investment securities available for sale and decreased cash and cash equivalent balances. Time deposits increased over the December 31, 1994 balance but this was offset by decreases in demand, interest bearing demand and savings deposits. This decrease is partially attributable to seasonality of demand deposit accounts. Net loans remained relatively stable at their year end levels.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1995 there were no significant changes with respect to the capital resources of the Corporation. Management feels that the liquidity position of the Corporation as of March 31, 1995 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Corporation's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                                               Regulatory
                                               Minimum for                         March 31,
                                           "Well Capitalized"                1995             1994
                                           ------------------                ----             ----
         Total Capital                             10%                       16.9%            18.7%
         Tier I Capital                             6                        15.9             17.8
         Tier I Leverage Ratio                      5                         9.2              9.6

RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statement of income is shown below in thousands of dollars, and as a percent.

                                                        Comparison of
                                                      Three Months Ended
                                                     March 31, 1995 & 1994
                                                     ---------------------
Interest Income                                      $ 1,411         12.9 %
Interest Expense                                         912         24.0
                                                     -------        -----
Net Interest Income                                      499          7.0
Provision for loan losses                                 63         54.3
                                                     -------        -----
Net interest income after provision
   for loan losses                                       436           6.2
Other Income                                            (512)        (26.6)
Other Expenses                                           417           6.4
                                                     -------        -----

Income before income tax                                (493)       (20.4)
Income Tax Expense                                      (205)        26.2
                                                     -------        -----

Net Income                                              (288)       (17.6)
                                                     =======        =====

NET INTEREST INCOME

The increase in net interest income during the first quarter of 1995 is due to increased loan volume and rates over the comparable period in 1994. The acquisition of three Republic Bank branches by CB North in December 1994 added approximately $23.1 million of loans. The increase in interest expense for the three month period of 1995 versus 1994 is due to higher deposit balances and higher interest rates being paid, particularly on interest bearing demand deposits and time deposits. The acquisition in December 1994 by CB North increased deposits by $47.7 million.

PROVISION FOR LOAN LOSSES

The increase in the loan loss provision during the first quarter of 1995 indicates a desire by the subsidiary banks to maintain an adequate reserve and is based on the increase in loans outstanding. The allowance for loan losses at the end of the first quarter is $28,000 higher than at December 31, 1994, or .7%. Net loan charge-offs year to date have been $19,430 compared to $360,000 in the first quarter of 1994. Expressed as a percentage of outstanding loans the allowance is 1.00% at both March 31, 1995 and December 31, 1994.

Nonperforming loans totaled $1,014,000 at March 31, 1995 compared to $1,123,000 at March 31, 1994 and $1,063,000 at December 31, 1994. Total nonperforming assets which also includes other real estate owned and assets acquired through repossession are $1,387,000, $1,549,000 and $1,400,000 at March 31, 1995,
March 31, 1994 and December 31, 1994, respectively.

OTHER INCOME
In 1994, CB North recognized a gain on the sale of a bank facility of $224,000. Gains on sales of loans amounted to $4,000 at March 31, 1995 compared to $124,000 at March 31, 1994. Security gains amounted to $12,000 at March 31, 1995 compared to $133,000 for the same period in 1994.

OTHER EXPENSES
The increase in other expenses resulted from increases in the major categories of other expenses, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses fluctuated as follows:

                                                               Comparison of
                                                            Three Months Ended
                                                            March 31, 1995 & 1994
                                                           ----------------------
                 Salaries & employee benefits                         2.2 %
                 Occupancy, furniture & equipment                    10.1
                 FDIC Premiums                                        3.8
                 Other                                               11.3

The increase in occupancy and furniture and equipment expense is due to recent branch acquisitions and technology improvements. The increase in other expense is primarily attributable to increased advertising and postage costs to inform customers of new products and fees which are being introduced in 1995.

APPLICABLE INCOME TAX
Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 34%. The provision is further reduced by other smaller items. The decrease in the 1995 income tax provision reported in the accompanying financial statements for the first quarter is due to the decrease in pre-tax income of the Corporation for the first quarter of 1995.

Part II.     OTHER INFORMATION

         Item 4.  Submissions of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of CB Financial was held on April 17, 1995, for the purpose of electing members to the board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                             Shares
                                                             Voted           Shares
                                                             "For"         "Withheld"
                                                          ------------     ----------
                          James N. Franklin                 2,048,148        35,193
                          Harold P. Andrews                 2,062,101        21,240
                          Brian D. Bell                     2,057,826        25,515
                          Alvin L. Glick                    2,061,968        21,373
                          Monte R. Story                    2,058,886        24,455

         The following directors will continue their term of office:

                          Douglas L. Burdick
                          Sherwood M. Furman
                          Stephen J. Lazaroff
                          Philip G. Miller
                          Brandon C. White, Jr.

         The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:

                            Shares          Shares
                            Voted           Voted              Shares
                            "For"          "Against"        "Abstaining"
                          ----------       ---------        ------------
                          2,054,097        4,517            24,727

         Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Financial Statements:

                  The following consolidated financial statements of CB Financial Corporation and its subsidiaries included in this report are:
                  Consolidated Balance Sheet - March 31, 1995; March 31, 1994; and December 31, 1994
                  Consolidated Statement of Income - For the Three Months Ended March 31, 1995 and 1994
                  Consolidated Statement of Cash Flow - For the Three Months Ended March 31, 1995 and 1994
                  Note to Consolidated Financial Statements

         (b) A Form 8-K Report was not filed during the three months ended March 31, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        CB FINANCIAL CORPORATION

                                           BY: A. Wayne Klump
                                               ______________
                                               A. Wayne Klump
                                               Treasurer

Dated: May 5, 1995

                                 EXHIBIT INDEX


Exhibit
  No.                 Description                                                Page
- - -------               -----------                                                ----
  27                  Financial Data Schedule
