Form 10-Q
period 1995-06-30
CB FINANCIAL CORP
filed 1995-08-10
CIK 351326

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM_______________TO_______________.

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

                                YES __X__  NO____

AT JUNE 30, 1995, THERE WERE 2,801,053 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WITH A $7.50 PAR VALUE.

                            CB FINANCIAL CORPORATION
                                     INDEX

Part I.          Financial Information:

Item 1.          Financial Statements

                 The following consolidated financial statements of CB Financial Corporation and its subsidiaries included in this report are:

                                                                                                              Page
                                                                                                              ----
                 Consolidated Balance Sheet - June 30, 1995,
                 June 30, 1994 and December  31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                 Consolidated Statement of Income - For the Three and Six Months Ended
                 June 30, 1995 and 1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 Consolidated Statement of Cash Flow - For the Six Months Ended
                 June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Note to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations, Liquidity, and Capital  . . . . . . . . . . . . . . . . . . . . . . . .  7

Part II.         Other Information:

                 Pursuant to SEC rules and regulations, the following item(s) are included with the
                 Form 10-Q Report:

                 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .   10

         Pursuant to SEC rules and regulations, the following items are omitted from this Form 10-Q Report as inapplicable or to which the answer is negative:

                 Item 1.  Legal Proceedings

                 Item 2.  Changes in the Rights of the Corporation's Security Holders

                 Item 3.  Defaults by the Corporation on its Senior Securities

                 Item 4.  Submission of  Matters to a Vote of Security Holders

        Item 5.  Other Information

SIGNATURE         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

Exhibit          Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

CONSOLIDATED BALANCE SHEET (Unaudited)

(In Thousands)                                                              06/30/95                06/30/94              12/31/94
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and Cash Equivalents:
      Cash and Due from Banks                                                $40,353                 $38,806               $39,826
      Money Market Assets                                                      9,218                   3,050                14,832
----------------------------------------------------------------------------------------------------------------------------------
          Total Cash and Cash Equivalents                                     49,571                  41,856                54,658
----------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale                                                 66,547                 104,976                89,615
----------------------------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
      U.S. Treasury                                                          131,962                 131,696               132,316
      U.S. Government Agencies                                                 3,003                   3,512                 3,511
      States and Political Subdivisions                                       11,322                  12,787                12,159
----------------------------------------------------------------------------------------------------------------------------------
          Total Investment Securities (Market Value of $146,050
              $143,960 and $139,964, respectively)                           146,287                 147,995               147,986
----------------------------------------------------------------------------------------------------------------------------------

Loans:
      Consumer Loans, Net of Unearned Interest                               108,152                 103,809               108,137
      Commercial Loans                                                       169,707                 152,886               167,869
      Tax Exempt Loans                                                        11,597                   8,865                14,674
      Real Estate Mortgage Loans                                             104,975                  78,593               102,439
----------------------------------------------------------------------------------------------------------------------------------
          Subtotal, Loans                                                    394,431                 344,153               393,119
      Reserve for Possible Loan Losses                                        (4,005)                 (3,471)               (3,865)
----------------------------------------------------------------------------------------------------------------------------------
          Net Loans                                                          390,426                 340,682               389,254
----------------------------------------------------------------------------------------------------------------------------------
Bank Premises and Equipment, Net                                              16,233                  15,662                16,283
Other Real Estate Owned                                                           20                     416                   324
Income Earned Not Received                                                     6,081                   6,593                 7,281
Goodwill and Premium on Core Deposits, Net                                    11,251                   8,235                11,914
Other Assets                                                                   1,788                   2,984                 2,949
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                      $688,204                $669,399              $720,264
==================================================================================================================================

LIABILITIES:
Deposits:
      Demand Deposits                                                        103,128                 101,656               109,940
      Interest-Bearing Demand Deposits                                       149,929                 156,674               168,610
      Savings Deposits                                                       118,449                 137,376               132,365
      Time Deposits                                                          223,230                 177,097               209,734
----------------------------------------------------------------------------------------------------------------------------------
          Total Deposits                                                     594,736                 572,803               620,649
----------------------------------------------------------------------------------------------------------------------------------

Short-Term Interest Bearing Liabilities                                        3,500                   7,228                12,500
Note Payable and Capital Leases                                                5,565                   7,578                 6,526
Accrued Expenses                                                               4,031                   4,144                 3,730
Dividend Payable                                                                 840                     840                   840
Other Liabilities                                                              2,992                   2,711                 2,010
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                  611,664                 595,304               646,255
----------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
      Preferred Stock-No par value, 100,000 shares authorized,
          none outstanding                                                         0                       0                     0
      Common Stock-$7.50 par value, 5,000,000 shares
          2,801,053 shares outstanding                                        21,008                  21,008                21,008
      Capital Surplus                                                          8,073                   8,073                 8,073
      Undivided Profits                                                       46,626                  43,617                45,475
      Unrealized Gains (Losses) on Securities Available for Sale, Net of         833                   1,397                  (547)
          Tax Effect
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                          76,540                  74,095                74,009
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $688,204                $669,399              $720,264
==================================================================================================================================

The accompanying note is an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                                    Three Months Ended                 Six Months Ended
                                                                       June 30,                             June 30,
(In Thousands Except Per Share Data)                        1995                1994                1995                1994
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans
     Consumer Loans                                          $2,455              $2,182              $4,839              $4,337
     Commercial Loans                                         3,992               2,980               7,893               5,659
     Tax Exempt Loans                                           221                 140                 464                 279
     Real Estate Mortgage Loans                               2,216               1,778               4,318               3,529
Interest on Securities Available for Sale                     1,353               2,001               2,892               4,113
Interest on Investment Securities Held to Maturity:
      U.S. Treasury                                           1,886               1,866               3,757               3,628
      U.S. Government Agencies                                   55                  57                 111                 104
      States and Political Subdivisions                         172                 220                 349                 456
Interest on Money Market Assets                                 110                  88                 224                 183
---------------------------------------------------------------------------------------------------------------------------------
          Total Interest Income                              12,460              11,312              24,847              22,288
---------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Demand Deposits                                   1,069                 989               2,205               1,960
Interest on Savings Deposits                                    732                 847               1,502               1,709
Interest on Time Deposits                                     2,831               1,821               5,337               3,624
Interest on Other Liabilities                                   262                 174                 561                 337
---------------------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                              4,894               3,831               9,605               7,630
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                           7,566               7,481              15,242              14,658
---------------------------------------------------------------------------------------------------------------------------------
Provision for Possible Loan Losses                              164                 139                 343                 255
---------------------------------------------------------------------------------------------------------------------------------
      NET INTEREST INCOME AFTER
        PROVISION FOR POSSIBLE LOAN LOSSES                    7,402               7,342              14,899              14,403
---------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
Trust Income                                                    482                 488               1,004               1,012
Service Charges on Deposit Accounts                             686                 555               1,244               1,133
Fees for Other Services to Customers                            340                 241                 637                 502
Securities Gains                                                 17                  24                  29                 157
Other Income                                                     70                 129                  91                 555
---------------------------------------------------------------------------------------------------------------------------------
          Total Non-Interest Income                           1,595               1,437               3,005               3,359
---------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
Salaries and Wages                                            2,669               2,593               5,210               5,043
Employee Benefits                                               721                 618               1,417               1,337
Occupancy Expenses                                              588                 581               1,233               1,211
Furniture and Equipment Expenses                                604                 564               1,209               1,069
FDIC Insurance Premiums                                         325                 311                 649                 623
Other Operating Expenses                                      1,935               2,052               4,107               4,002
---------------------------------------------------------------------------------------------------------------------------------
          Total Non-Interest Expenses                         6,842               6,719              13,825              13,285
---------------------------------------------------------------------------------------------------------------------------------
      Income Before Provision for Federal Income Tax          2,155               2,060               4,079               4,477
Provision for Federal Income Tax                                671                 641               1,247               1,422
---------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                 $1,484              $1,419              $2,832              $3,055
=================================================================================================================================

PER SHARE DATA:
Net Income Per Common Share                                    0.53                0.51                1.01                1.09
Average Number of Shares Outstanding                      2,802,970           2,803,806           2,802,886           2,803,806

The accompanying note is an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)                                                        Six Months Ended
                                                                                                            June 30,
(In Thousands)                                                                                   1995                    1994
---------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash Flows from Operating Activities:
     Interest and Fees Received                                                                  $29,562                 $26,427
     Interest Paid                                                                                (9,224)                 (7,718)
     Cash Paid to Suppliers and Employees                                                        (10,529)                (11,664)
     Income Taxes Paid                                                                            (1,590)                 (1,314)
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                                 8,219                   5,731
---------------------------------------------------------------------------------------------------------------------------------


Cash Flows from Investing Activities:
     Proceeds from Sale of Securities Available for Sale                                           9,026                   9,135
     Proceeds from Sales/Calls of Investment Securities Held to Maturity                           1,025                   1,462
     Proceeds from Maturities of Securities Available for Sale                                    17,000                   2,100
     Proceeds from Maturities of Investment Securities Held to Maturity                              265                  35,316
     Purchase of Securities Available for Sale                                                    (1,000)                   (659)
     Purchase of Investment Securities Held to Maturity                                                0                 (39,430)
     Net Increase in Loans                                                                        (1,515)                 (9,019)
     Net Decrease in Other Real Estate Owned                                                         337                       2
     Capital Expenditures                                                                           (889)                 (1,600)
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided (Used) by Investing Activities                                         24,249                  (2,693)
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Repayment of Note Payable                                                                      (950)                   (950)
     Net Decrease in Deposits and Short-Term Liabilities                                         (34,912)                 (4,015)
     Cash Dividends Paid                                                                          (1,681)                 (1,680)
     Payment of Capital Lease Obligations                                                            (12)                     (1)
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Used by Financing Activities                                                   (37,555)                 (6,646)
---------------------------------------------------------------------------------------------------------------------------------
         Net Decrease in Cash and Cash Equivalents                                                (5,087)                 (3,608)
---------------------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at Beginning of Year                                           54,658                  45,464
---------------------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at End of Period                                              $49,571                 $41,856
---------------------------------------------------------------------------------------------------------------------------------


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net Income                                                                                         2,832                   3,055
     Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
     Provision for Depreciation and Amortization                                                     921                   1,314
     Accretion of Net Discount on Purchased Subsidiary                                               657                     427
     Amortization of Discount and Premiums on
          Investment Securities, Net                                                                 506                     632
     Provision for Possible Loan Losses                                                              344                     255
     Securities Gains                                                                                (11)                   (157)
     Decrease in Income Earned Not Received                                                        1,249                      18
     Decrease in Other Assets                                                                      1,763                     407
     Gain on Sale of Other Real Estate Owned                                                         (33)                     (2)
     Increase (Decrease) in Interest Payable                                                         380                     (69)
     Increase (Decrease) in Income Taxes Payable                                                    (343)                    108
     Decrease in Accrued Expenses                                                                    (46)                   (257)
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                                $8,219                  $5,731
---------------------------------------------------------------------------------------------------------------------------------

The accompanying note is an integral part of this statement.

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to assure the fair presentation of financial condition and results of operations. All material intercompany accounts and transactions have been eliminated. All such adjustments are of a normal recurring nature.

        RECLASSIFICATION

        Certain amounts in the consolidated income statement for the period ended June 30, 1994 have been reclassified to conform with the presentation in 1995.

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


                                           CHANGE FROM DECEMBER 31, 1994
                                           -----------------------------
                                                   TO JUNE 30, 1995
                                                   ----------------
         Funding Sources:
                 Cash & Cash Equivalents                    $     5,087
                 Investment Securities                           26,316
                 Sale of Other Real Estate Owned                    337
                 Operating Activities                             8,219
                                                             ----------
                                                            $    39,959
                                                             ==========

         Funding Uses:
                 Loans                                      $     1,515
                 Deposits                                        28,512
                 Short Term Interest Bearing Liabilities          6,412
                 Cash Dividends                                   1,681
                 Capital Expenditures                               889
                 Other, Net                                         950
                                                             ----------
                 Total Uses                                 $    39,959
                                                             ==========

The primary source of funds for the runoff of deposits was the sale and maturity of investment securities available for sale and decreased cash and cash equivalent balances. Time deposits increased over the December 31, 1994 balance but this was offset by decreases in demand, interest bearing demand and savings deposits. This decrease is partially attributable to product changes
and fee increases.   Net loans remained relatively stable at their year end
levels. Short term interest bearing liabilities, federal funds purchased, have decreased from the December 31, 1994 balance as funds from operating activities have increased.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1995 there were no significant changes with respect to the capital resources of the Corporation. Management feels that the liquidity position of the Corporation as of June 30, 1995 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Corporation's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                                                Regulatory
                                               Minimum for                          June 30,
                                            "Well Capitalized"               1995             1994
                                            ------------------               ----             ----
         Total Capital                              10%                      17.1%            18.8%
         Tier I Capital                              6                       16.1             17.8
         Tier I Leverage Ratio                       5                        9.5              9.7

RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statement of income is shown below in thousands of dollars, and as a percent.

                                                       Comparison of                                   Comparison of
                                                    Three Months Ended                                Six Months Ended
                                                   June 30, 1995 & 1994                             June 30, 1995 & 1994
                                                   --------------------                             --------------------
Interest Income                                    $  1148          10.1%                        2559                   11.5%
Interest Expense                                      1063          27.7                         1975                   25.9
                                                      ----          ----                         ----                  -----
Net Interest Income                                     85           1.1                          584                    4.0
Provision for loan losses                               25          18.0%                          88                   34.5
                                                     -----          ----                        -----                  -----
Net interest income after provision
   for loan losses                                      60            .8                          496                    3.4
Other Income                                           158          11.0                         (354)                 (10.5)
Other Expenses                                         123           1.8                          540                    4.1
                                                   -------          ----                         ----                  -----

Income before income tax                                95           4.6                         (398)                  (8.9)
Income Tax Expense                                      30           4.7                         (175)                 (12.3)
                                                     -----         -----                        -----                 ------

Net Income                                              65           4.6                         (223)                  (7.3)
                                                     =====         =====                       ======                 ======

NET INTEREST INCOME
The increase in net interest income during the first two quarters of 1995 is due to increased loan volume and rates over the comparable period in 1994. The acquisition of three Republic Bank branches by CB North in December 1994 added approximately $23.1 million of loans. The increase in interest expense for the two periods of 1995 versus 1994 is due to higher deposit balances, deposit product mix and higher interest rates being paid, particularly on interest bearing demand deposits and time deposits. The acquisition in December 1994 by CB North increased deposits by $47.7 million which was offset by deposit runoff in the first six months of 1995.

PROVISION FOR LOAN LOSSES
The increase in the loan loss provision during the first two quarters of 1995 indicates a desire by the subsidiary Banks to maintain an adequate reserve. The allowance for loan losses at the end of the second quarter of 1995 is $140,000 higher than at December 31, 1994, or 3.6%. New net loan charge offs for the three month period were $184,000 in 1995 compared to $50,000 in 1994. Year to date net loan charge offs are $203,000 and $410,000 at June 30, 1995 and 1994, respectively.

Expressed as a percent of outstanding loans, the allowance has been at 1.00% of total loans outstanding for the three periods ended, June 30, 1995, June 30, 1994 and December 31, 1994.

Nonperforming loans totaled $1,150,000 at June 30, 1995 compared to $1,232,000 at June 30, 1994 and $1,063,000 at December 31, 1994. Total nonperforming assets which also includes other real estate owned and assets acquired through repossession are $1,170,000, $1,648,000 and $1,400,000 at June 30, 1995, June
30, 1994 and December 31, 1994, respectively. The decrease is due primarily to the sale of other real estate owned during the second quarter of 1995.

OTHER INCOME
In 1994, CB North recognized a gain on the sale of a bank facility of $224,000. Gains on sales of loans amounted to $26,000 at June 30, 1995 compared to $138,000 at June 30, 1994. Security gains amounted to $29,000 at June 30, 1995 compared to $157,000 for the same period in 1994. Offsetting these reductions to other income in 1995 is $246,000 of increased service charges and other fee income over the June 30, 1994 six month period.

OTHER EXPENSES
The increase in other expenses resulted from increases in the major categories of other expenses, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses fluctuated as follows:

                                                               Comparison of                             Comparison of
                                                            Three Months Ended                         Six Months Ended
                                                            June 30, 1995 & 1994                      June 30, 1995 & 1994
                                                           ---------------------                      --------------------
                 Salaries & employee benefits                         5.6 %                                    3.9%
                 Occupancy, furniture & equipment                     4.1                                      7.1
                 FDIC Premiums                                        4.5                                      4.2
                 Other                                               (5.7)                                     2.6

The increase in occupancy and furniture and equipment expense is due to recent branch acquisitions and technology improvements. The increase in FDIC premiums is due to larger deposit balances. The decrease in other expenses is the result of cost control measurements put in place during the second quarter of 1995.

APPLICABLE INCOME TAX
Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 34%. The provision is further reduced by other smaller items. The increase in the 1995 income tax provision reported in the accompanying financial statements for the three month period is due to increased earnings. However, the federal income tax expense for the six month period ended June 30, 1995, is lower than the comparable period of 1994 due to decreased earnings.

OTHER MATTERS
In July 1995 CB Financial Corporation introduced an early retirement program as part of the restructuring effort to be implemented in the second half of 1995. A compensation and benefit package was offered to employees who's years of service and age totaled 80 or more. The Company has offered this voluntary severance option to 31 employees with a required acceptance date of no later than September 15, 1995. As of June 30, 1995, the Company has not recorded any charges related to the restructuring plan since the plan was announced subsequent to the date of the financial statements.

Part II.     OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Financial Statements:

                 The following consolidated financial statements of CB Financial Corporation and its subsidiaries included in this report are:

                 Consolidated Balance Sheet - June 30, 1995; June 30, 1994; and December 31, 1994

                 Consolidated Statement of Income - For the Three and Six Months Ended June 30, 1995 and 1994

                 Consolidated Statement of Cash Flow - For the Six Months Ended June 30, 1995 and 1994

                 Note to Consolidated Financial Statements

         (b) A Form 8-K Report was not filed during the three months ended June 30, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           CB FINANCIAL CORPORATION

                                           BY:
                                                   A. Wayne Klump
                                                   Treasurer

Dated: August 10, 1995

                                EXHIBIT INDEX

                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
 NUMBER                         DESCRIPTION                           PAGE
-------                         -----------                      --------------

   27                     FINANCIAL DATA SCHEDULE