Form 10-Q
period 1995-09-30
CB FINANCIAL CORP
filed 1995-11-13
CIK 351326

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                  FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                                YES X    NO____

AT SEPTEMBER 30, 1995, THERE WERE 2,801,053 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WITH A $7.50 PAR VALUE.

                            CB FINANCIAL CORPORATION
                                     INDEX


Part I.        Financial Information:

Item 1.        Financial Statements

               The following consolidated financial statements of CB Financial Corporation and its subsidiaries included in this report are:


                                                                            Page
                                                                            ----
               Consolidated Balance Sheet - September 30, 1995,
               September 30, 1994 and December  31, 1994 ..................  3

               Consolidated Statement of Income - For the Three and
               Nine Months Ended September 30, 1995 and 1994. .............  4

               Consolidated Statement of Cash Flow - For the
               Nine Months Ended September 30, 1995 and 1994 ..............  5

               Note to Consolidated Financial Statements ..................  6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Liquidity,
               and Capital ................................................  7

Part II.       Other Information:

               Item 6.  Exhibit 10 and Report on Form 8-K ................  10


SIGNATURE ................................................................. 11

               The following documents are filed as a part of this report:

Exhibit 10     Change of Control Agreement
Exhibit 27     Financial Data Schedule

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In Thousands)                                                                                09/30/95 09/30/94 12/31/94
-------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and Cash Equivalents:
      Cash and Due from Banks                                                                  $34,799  $47,459  $39,826
      Money Market Assets                                                                       12,214   11,000   14,832
-------------------------------------------------------------------------------------------------------------------------
          Total Cash and Cash Equivalents                                                       47,013   58,459   54,658
-------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale                                                                   62,178   95,988   89,615
-------------------------------------------------------------------------------------------------------------------------
Investment Securities Held to Maturity:
      U.S. Treasury                                                                            131,780  131,509  132,316
      U.S. Government Agencies                                                                   3,003    3,512    3,511
      States and Political Subdivisions                                                         11,027   12,600   12,159
-------------------------------------------------------------------------------------------------------------------------
          Total Investment Securities (Market Value of $144,948
              $142,664 and $139,964, respectively)                                             145,810  147,621  147,986
-------------------------------------------------------------------------------------------------------------------------

Loans:
      Consumer Loans, Net of Unearned Interest                                                 113,924  103,247  108,137
      Commercial Loans                                                                         171,086  155,771  167,869
      Tax Exempt Loans                                                                          13,272   10,588   14,674
      Real Estate Mortgage Loans                                                               113,744   80,304  102,439
-------------------------------------------------------------------------------------------------------------------------
          Subtotal, Loans                                                                      412,026  349,910  393,119
      Reserve for Possible Loan Losses                                                          (4,021)  (3,565)  (3,865)
-------------------------------------------------------------------------------------------------------------------------
          Net Loans                                                                            408,005  346,345  389,254
-------------------------------------------------------------------------------------------------------------------------
Bank Premises and Equipment, Net                                                                15,800   15,422   16,283
Other Real Estate Owned                                                                             20      411      324
Income Earned Not Received                                                                       7,135    6,718    7,281
Goodwill and Premium on Core Deposits, Net                                                      10,931    8,022   11,914
Other Assets                                                                                     3,359    4,504    2,949
-------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                        $700,251 $683,490 $720,264
========================================================================================================================

LIABILITIES:
Deposits:
      Demand Deposits                                                                         $104,663 $105,310 $109,940
      Interest-Bearing Demand Deposits                                                         143,643  157,017  168,610
      Savings Deposits                                                                         122,308  130,355  132,365
      Time Deposits                                                                            238,113  189,277  209,734
-------------------------------------------------------------------------------------------------------------------------
          Total Deposits                                                                       608,727  581,959  620,649
-------------------------------------------------------------------------------------------------------------------------

Short-Term Interest Bearing Liabilities                                                            698   12,500   12,500
Note Payable and Capital Leases                                                                  5,090    7,004    6,526
Accrued Expenses                                                                                 4,516    3,931    3,730
Dividend Payable                                                                                   840      840      840
Other Liabilities                                                                                3,918    2,869    2,010
-------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                                    623,789  609,103  646,255
-------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
      Preferred Stock no par value, 100,000 shares authorized,
          none outstanding                                                                           0        0        0
      Common Stock-$7.50 par value, 5,000,000 shares
          2,801,053 shares outstanding                                                          21,008   21,008   21,008
      Capital Surplus                                                                            8,073    8,073    8,073
      Undivided Profits                                                                         46,798   44,488   45,475
      Unrealized Gains(Losses) on Securities Available for Sale, Net of Tax Effect                 583      818     (547)
-------------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                                            76,462   74,387   74,009
-------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $700,251 $683,490 $720,264
========================================================================================================================

The accompanying note is an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                         Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
(In Thousands Except Per Share Data)                   1995              1994              1995              1994
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans
     Consumer Loans                                    $2,446            $2,376            $7,285            $6,713
     Commercial Loans                                   3,981             3,263            11,874             8,922
     Tax Exempt Loans                                     223               149               687               428
     Real Estate Mortgage Loans                         2,380             1,742             6,698             5,271
Interest on Securities Available for Sale               1,208             1,955             4,100             6,068
Interest on Investment Securities Held to
Maturity:
      U.S. Treasury                                     1,892             1,873             5,649             5,501
      U.S. Government Agencies                             47                57               158               161
      States and Political Subdivisions                   167               191               516               647
Interest on Money Market Assets                           223                62               447               245
-------------------------------------------------------------------------------------------------------------------
          Total Interest Income                        12,567            11,668            37,414            33,956
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Demand Deposits                               930             1,052             3,135             3,012
Interest on Savings Deposits                              790               821             2,292             2,530
Interest on Time Deposits                               3,244             1,904             8,581             5,528
Interest on Other Liabilities                             106               180               667               517
-------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                        5,070             3,957            14,675            11,587
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                     7,497             7,711            22,739            22,369
Provision for Possible Loan Losses                        165               140               508               395
-------------------------------------------------------------------------------------------------------------------
      NET INTEREST INCOME AFTER
        PROVISION FOR POSSIBLE LOAN LOSSES              7,332             7,571            22,231            21,974
-------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
Trust Income                                              502               524             1,506             1,536
Service Charges on Deposit Accounts                       721               555             1,965             1,688
Fees for Other Services to Customers                      431               423             1,068               925
Securities Gains                                            1               183                30               340
Other Income                                               21                 3               112               558
-------------------------------------------------------------------------------------------------------------------
          Total Non-Interest Income                     1,676             1,688             4,681             5,047
-------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
Salaries and Wages                                      2,585             2,490             7,795             7,533
Employee Benefits                                         594               672             2,011             2,009
Occupancy Expenses                                        657               612             1,890             1,832
Furniture and Equipment Expenses                          623               573             1,832             1,633
FDIC Insurance Premiums                                   (21)              319               628               942
Restructure Charge                                        981                 0               981                 0
Other Operating Expenses                                2,168             2,175             6,275             6,177
-------------------------------------------------------------------------------------------------------------------
          Total Non-Interest Expenses                   7,587             6,841            21,412            20,126
-------------------------------------------------------------------------------------------------------------------
      Income Before Provision for Federal Income        1,421             2,418             5,500             6,895
Provision for Federal Income Tax                          410               706             1,657             2,128
-------------------------------------------------------------------------------------------------------------------
  NET INCOME                                           $1,011            $1,712            $3,843            $4,767
===================================================================================================================

PER SHARE DATA:
Net Income Per Common Share                              0.36              0.61              1.37              1.70
Average Number of Shares Outstanding                2,804,671         2,803,493         2,803,132         2,803,467

The accompanying note is an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)                                          Nine Months Ended
                                                                                          September 30,
(In Thousands)                                                                       1995               1994
----------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash Flows from Operating Activities:
     Interest and Fees Received                                                      $42,858           $39,943
     Interest Paid                                                                   (14,013)          (11,649)
     Cash Paid to Suppliers and Employees                                            (17,612)          (19,228)
     Income Taxes Paid                                                                (1,928)           (1,861)
----------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                     9,305             7,205
----------------------------------------------------------------------------------------------------------------


Cash Flows from Investing Activities:
     Proceeds from Sale of Securities Available for Sale                               9,044            13,774
     Proceeds from Sales of Investment Securities Held to Maturity                         0                 0
     Proceeds from Maturities of Securities Available for Sale                        25,000            44,376
     Proceeds from Maturities/Calls of Investment Securities Held to Maturity          1,560             1,564
     Purchase of Securities Available for Sale                                        (5,000)           (4,021)
     Purchase of Investment Securities Held to Maturity                                    0           (39,414)
     Net Increase in Loans                                                           (19,259)          (14,796)
     Net Decrease in Other Real Estate Owned                                             337               (21)
     Capital Expenditures                                                               (952)           (2,040)
----------------------------------------------------------------------------------------------------------------
         Net Cash Provided (Used) by Investing Activities                             10,730              (578)
----------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Repayment of Note Payable                                                        (1,425)           (1,425)
     Net Increase (Decrease) in Deposits and Short-Term Liabilities                  (23,723)           10,414
     Cash Dividends Paid                                                              (2,521)           (2,521)
     Payment of Capital Lease Obligations                                                (11)             (100)
----------------------------------------------------------------------------------------------------------------
         Net Cash Used by Financing Activities                                       (27,680)            6,368
----------------------------------------------------------------------------------------------------------------
         Net Decrease in Cash and Cash Equivalents                                    (7,645)           12,995
----------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at Beginning of Year                               54,658            45,464
----------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at End of Period                                  $47,013           $58,459
================================================================================================================

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net Income                                                                            $3,843            $4,767
     Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
     Provision for Depreciation and Amortization                                       1,409             1,354
     Accretion of Net Discount on Purchased Subsidiary                                   986               641
     Amortization of Discount and Premiums on
          Investment Securities, Net                                                     753               951
     Provision for Possible Loan Losses                                                  508               395
     Securities Gains                                                                    (30)             (340)
     Decrease in Income Earned Not Received                                               56              (107)
     Decrease in Other Assets                                                            212              (448)
     Gain on Sale of Other Real Estate Owned                                             (33)               (1)
     Increase (Decrease) in Interest Payable                                             680               (29)
     Increase (Decrease) in Income Taxes Payable                                        (272)              267
     Decrease in Accrued Expenses                                                      1,193              (245)
--------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                    $9,305            $7,205
================================================================================================================

The accompanying note is an integral part of this statement.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ACCOUNTING AND REPORTING POLICIES

      BASIS OF PRESENTATION

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

      CONSOLIDATION
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to assure the fair presentation of financial condition and results of operations. All material intercompany accounts and transactions have been eliminated. All such adjustments are of a normal recurring nature.

      LOANS
      Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for
      Impairment of a Loan-Income Recognition and Disclosures."   This
      Statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of these statements on January 1, 1995 had no impact on the financial position or the results of operations of the Corporation.

      RECLASSIFICATION
      Certain amounts in the consolidated income statement for the period ended September 30, 1994 have been reclassified to conform with the presentation in 1995.

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


       CHANGE FROM DECEMBER 31, 1994
            TO SEPTEMBER 30, 1995

     Funding Sources:
          Cash & Cash Equivalents                 $    7,645
          Investment Securities                       30,604
          Sale of Other Real Estate Owned                337
          Operating Activities                         9,305
                                                  ----------
                                                  $   47,891
                                                  ==========

     Funding Uses:
          Loans                                   $   19,259
          Deposits                                    11,922
          Short Term Interest Bearing Liabilities     11,801
          Cash Dividends                               2,521
          Capital Expenditures                           952
          Repayment of Note and Capital Leases         1,436
                                                  ----------
          Total Uses                              $   47,891
                                                  ==========



The primary source of funds for loan growth and the runoff of deposits was the sale and maturity of investment securities available for sale and decreased cash and cash equivalent balances. Net loans increased $19.3 million as of September 30, 1995 from the totals reported at December 31, 1994. Time deposits increased $28.4 million over the December 31, 1994 balance which was offset by decreases in demand, interest bearing demand and savings deposits of $40.3 million. This decrease is partially attributable to product changes and fee increases. Short term interest bearing liabilities and federal funds purchased have decreased from the December 31, 1994 balance as funds from operating activities have increased.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1995 there were no significant changes with respect to the capital resources of the Corporation. Management feels that the liquidity position of the Corporation as of September 30, 1995 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Corporation's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":


                               Regulatory
                               Minimum for               September 30,
                            "Well Capitalized"         1995         1994
                            ------------------         ----         ----
     Total Capital                 10%                 18.5%        18.2%
     Tier I Capital                 6                  17.4         17.2
     Tier I Leverage Ratio          5                  10.1          9.8

RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statement of income is shown below in thousands of dollars, and as a percent.

                                   Comparison of                    Comparison of
                                Three Months Ended               Nine Months Ended
                               Sept. 30, 1995 & 1994            Sept. 30, 1995 & 1994
                               ---------------------            ---------------------

Interest Income                 $   899        7.7%            $3,458         10.2%
Interest Expense                  1,113       28.1              3,088         26.7
                                -------     ------             ------       ------
Net Interest Income                (214)      (2.8)               370          1.7
Provision for loan losses            25       17.9                113         28.6
                                -------     ------             ------       ------
Net interest income after
     provision for loan losses     (239)      (3.2)               257          1.2
Other Income                        (12)       (.7)              (366)        (7.3)
Other Expenses                      746       10.9              1,286          6.4
                                -------     ------             ------       ------

Income before income tax           (997)     (41.2)            (1,395)       (20.2)
Income Tax Expense                 (296)     (41.9)              (471)       (22.1)
                                -------     ------             ------       ------

Net Income                      $  (701)     (40.9)            $ (924)       (19.4)
                                =======     ======             ======       ======

A summary of components of the net interest margin computation for the nine month period ending September 30, 1995 and 1994 is presented in the following table:

                                                              9/30/95                   9/30/94
                                                              -------                   -------
   >
        Interest on Earning Assets                              8.12%                     7.64%
        Interest on Interest Bearing Liabilities                3.84                      3.18
        Interest Expense Related to Earning Assets              3.13                      2.57
        Net Interest Margin                                     4.99                      5.08

NET INTEREST INCOME
Interest income increased $3,458,000 (10.2%) through September 30, 1995 over the amount reported for the same period of 1994 which resulted primarily from an increase in loan volume and rates. The acquisition of three Republic Bank branch offices in December 1994 added approximately $23.1 million of loans. Interest expense for the two comparable periods increased $3,088,000 in 1995 due to higher deposit balances, shift in deposit product mix and higher interest rates. The acquisition by CB North in December, 1994 increased deposits by $47.7 million which was offset by deposit runoff in the first nine months of 1995. Net interest income increased $370,000 in 1995 over 1994.


PROVISION FOR LOAN LOSSES
The Corporation has adopted SFAS No.114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," effective January 1, 1995. Under these statements, a loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The statements require that an impaired loan be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The increase in the loan loss provision during the first nine months of 1995 reflects increase loan volume which indicates a desire by the subsidiary Banks to maintain an adequate reserve. The allowance for loan losses at the end of the third quarter of 1995 is $156,000 higher or 4.0%, than at December 31, 1994. Net loan charge offs for the three month period ending September 30, 1995 and 1994 were $148,000 and $36,000, respectively. Year to date net loan charge offs were $352,000 and $446,000 at September 30, 1995 and 1994.

Expressed as a percent of outstanding loans, the Reserve for Possible Loan Losses was .98%, 1.02% and .98% as of September 30, 1995, September 30, 1994 and December 31, 1994, respectively.

Nonperforming Loans are defined by the Corporation to include loans on which interest is not being accrued, and restructured loans where interest rates have been renegotiated at below market rates. For purposes of calculating an impairment reserve in accordance with SFAS No. 114, the Corporation considers all nonperforming loans as meeting the statements' definition of impaired. Nonperforming loans totaled $1,582,000 at September 30, 1995 and 1994 and $1,063,000 at January 1, 1995. Large balance nonperforming loans (generally those with balances of $100,000 or more) accounted for $1,222,000 or 77 percent of total nonperforming loans at September 30, 1995 and $782,000 or 74 percent at January 1, 1995. The impairment reserve included in the Reserve for Possible Loan Loss balances amounted to $667,000 at September 30, 1995 and $327,000 at January 1, 1995. The remaining performing loan portfolio was collectively evaluated for impairment.

The average balance of nonperforming loans was $1,225,000 for the nine month period ending September 30, 1995. Interest income recognized during the time the loans were impaired was $13,000 all of which was received on a cash basis.

Total nonperforming assets which also includes other real estate owned and assets acquired through repossession are $1,603,000, $1,984,000 and $1,400,000 at September 30, 1995, September 30, 1994 and December 31, 1994,
respectively. The decrease is due primarily to the sale of other real estate owned since September 30, 1994.

OTHER INCOME
In 1994, CB North recognized a gain on the sale of a bank facility of $224,000. Gains on sales of loans amounted to $41,000 at September 30, 1995 compared to $148,000 at September 30, 1994. Security gains amounted to $30,000 at September 30, 1995 compared to $340,000 for the same period in 1994.
Offsetting these reductions to other income in 1995 is $420,000 of increased service charges and other fee income over the period ended September 30, 1994.

OTHER EXPENSES
The increase in other expenses resulted from increases in the major categories of other expenses, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses fluctuated as follows:

                                                   Comparison of                 Comparison of
                                               Three Months Ended               Nine Months Ended
                                           September 30, 1995 & 1994       September 30, 1995 & 1994
                                          --------------------------       -------------------------
Salaries & employee benefits                        .5 %                            2.8%
Occupancy, furniture & equipment                   8.9                              7.4
FDIC Premiums                                      N/A                            (33.3)
Other                                              (.3)                             1.6


The increase in occupancy and furniture and equipment expense is due to the three Republic Branch acquisitions and technology improvements. The reduction in FDIC premiums reflects the refund received in September, 1995 of $350,000. The decrease in other expenses is the result of cost control measurements put in place during the second quarter of 1995.

APPLICABLE INCOME TAX
Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 34%. The provision is further reduced to a lesser extent by other tax-exempt items. The decrease in the 1995 income tax provision reported in the accompanying financial statements for the three month and year to date periods ended September 30, 1995 and 1994 reflect the reduction in earnings which resulted from the restructure charge of $981,000 offset by the FDIC premium refund of 350,000.


OTHER MATTERS
In July 1995, CB Financial Corporation introduced an early retirement program as part of the restructuring effort to be implemented in the second half of 1995. A compensation and benefit package was offered to emoloyees whose years of service and age totaled 80 or more. The employees who elected to accept the early retirement program resulted in the Corporation recording a restructure charge of $981,000 in September, 1995. Generally, the payments under this restructuring plan will begin in the fourth quarter of 1995. The Corporation has extended the early retirement program to those employees whose years of service and age total 70-79 with a required acceptance date of November 20, 1995. The projected restructure charge for the fourth quarter, 1995 will range from $373,000 for those who have indicated acceptance of early retirement to $1,299,000 if all eligible candidates accept early retirement. The analysis of the optimization study of CB Financial Centers for delivery system enhancements and revisions has not been completed and when completed may result in an additional restructure charge in the fourth quarter, 1995 or the first half of 1996.

PART II.     OTHER INFORMATION

     Item 6. Exhibit and Report on Form 8-K:

     (a)     Exhibit 10: Material Contract

     (b) A Form 8-K Report was not filed during the three months ended September 30, 1995.

     (c)     Exhibit 27:  Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        CB FINANCIAL CORPORATION


                                        BY: _______________________
                                             A. Wayne Klump
                                             Treasurer



Dated:  November 13, 1995

                                 EXHBIT INDEX



Exhibit
  No.                 Description                        Page
-------               -----------                        ----
  10                  Change of Control Agreement
  27                  Financial Data Schedule

