Form 10-K
period 1995-12-31
CB FINANCIAL CORP
filed 1996-03-25
CIK 351326

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                             10-K FINANCIAL SECTION
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM                  TO
                                       ------------------  ------------------

COMMISSION FILE NUMBER 0-11011

                            CB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Michigan                           38-2340045
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)

        One Jackson Square, Jackson, Michigan                49201-1446
        (Address of principal executive offices)             (Zip Code)


                                 (517) 788-2701
             (Registrant's telephone number, including area code.)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $7.50 par value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes  _X_    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of January 31, 1996, computed by reference to the average closing bid and asked price for such stock on that date was $87,726,000.
     The number of shares of the registrant's common stock outstanding as of January 31, 1996 was 2,801,053.

                      DOCUMENTS INCORPORATED BY REFERENCE
     The following documents, or portions thereof, have been incorporated by reference in this Annual Report on Form 10-K: Proxy Statement for 1996 Annual Meeting of Shareholders (Part III).
--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------

                                     PART I
ITEM 1--BUSINESS
GENERAL
     CB Financial Corporation (the "Corporation") is a bank holding company incorporated under the laws of the State of Michigan on January 21, 1981. The principal assets of the Corporation are its stock ownership in its subsidiaries, City Bank and Trust Company ("City Bank and Trust"), City Bank ("City Bank") and CB North ("CB North"), which are referred to herein collectively as the "Banks."
     The Corporation became the sole shareholder of City Bank and Trust on August 6, 1981. City Bank and Trust was organized as a private banking corporation in 1848, became a Michigan banking corporation in 1865 and became a national banking association in 1964. In June 1994, City Bank and Trust converted to a Michigan banking corporation. City Bank and Trust is the oldest continuously operating financial institution in Michigan. The main office is in Jackson, Michigan. There are 15 branches in Jackson County, one branch in Albion and one in Homer, which are in the eastern part of Calhoun County. City Bank and Trust operates 15 automated teller machines.
     The Corporation became the sole shareholder of City Bank (formerly Clinton Bank and Trust) on December 31, 1983. City Bank was organized in 1865 as a national bank, and in 1979 converted to a Michigan banking corporation. City Bank has 18 offices with its main office, auto bank and one branch located in St. Johns, Michigan. In addition, City Bank has branches in Elsie, Laingsburg, Fowler and Bath, which are located in Clinton County. Ten branches are located in the Lansing area, one of which is within the City of Lansing.
     On February 28, 1992, the Corporation acquired all of the common stock of CCSB Corporation, a one-bank holding company of Charlevoix County State Bank ("CCSB") located in Charlevoix, Michigan. At the time of the acquisition, CCSB was a Michigan banking corporation with its main office and one branch located in Charlevoix, Michigan. In addition, CCSB operated offices in East Jordan, located in Charlevoix County, as well as Eastport and Ellsworth which are located in Antrim County.
     On January 15, 1993, the Corporation acquired First of Charlevoix Corporation, a one-bank holding company of First State Bank of Charlevoix ("FSBC"). At the time of the acquisition, FSBC was a Michigan banking corporation with its main office located in Charlevoix, Michigan. In addition, FSBC operated a branch in Boyne City and on Beaver Island.
     Effective October 1, 1993, the Corporation merged CCSB and FSBC into one bank, CB North. On December 17, 1994, CB North acquired three branch offices from Republic Bank ("Republic Bank acquisition"). CB North continues as a Michigan banking corporation with its main office and two branches located in Charlevoix, Michigan, one of which is the former main office of CCSB. Including the three offices acquired from Republic Bank, CB North operates a total of eight branches in East Jordan, Eastport, Ellsworth, Boyne City, Traverse City, Bellaire, Central Lake and on Beaver Island.
     All three subsidiary banks offer a full range of services to individuals, corporations and other institutions. Banking services include checking, savings, NOW accounts, money market deposit accounts, time deposit accounts, safe deposit facilities, money transfers and corporate cash management. The Banks provide secured and unsecured personal loans, real estate loans, consumer installment loans, check credit (overdraft) loans, line of credit loans, accounts receivable financing and construction financing. The Banks offer electronic funds transaction processing including direct deposit of social security and pension payments.
     The trust department of City Bank and Trust offers a wide variety of fiduciary services to individuals, corporations, non-profit organizations, and government entities, including services as trustee for personal, corporate, pension, profit-sharing and other employee benefit trusts. It also provides securities custody services as an agent, acts as the personal representative for estates and as a fiscal paying and escrow agent for corporate customers and government entities. Pursuant to contractual arrangements permitted by Michigan law, the trust department of City Bank and Trust provides trust services to customers of City Bank and CB North.
     City Bank and Trust makes available to its customers full and discount brokerage services through a contract with a third party vendor independent of the Bank.
     Each Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participations, the purchase and sale of federal funds, and other similar services. The Corporation has no foreign operations or activities.

--------------------------------------------------------------------------------
                                      2

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------

MONETARY POLICIES
     The commercial banking business is affected by the monetary and fiscal policies of various regulatory agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Among the techniques available to the Federal Reserve Board are open market operations in United States Government securities; changing the discount rate for bank borrowings; and imposing and changing the reserve requirements applicable to bank deposits and to certain borrowings by banks and their affiliates (including parent companies). These policies influence to a significant extent the overall growth and distribution of bank loans, investments and deposits.
     The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the changing conditions in the national economy and the money market, as well as the effect of acts by monetary and fiscal authorities, including the Federal Reserve Board, no predictions can be made by the Corporation as to future changes in interest rates or credit availability.

SUPERVISION AND REGULATION
     Bank holding companies and banks are subject to extensive regulation under both federal and state law. To the extent the following material describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable law or regulation could have a material effect on the business of the Corporation.

     1. Bank Holding Companies
     The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is subject to the supervision of the Federal Reserve Board. The Corporation is registered as a bank holding company with the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make inspections and examinations of the Corporation and its subsidiaries.
     Under the BHC Act, bank holding companies such as the Corporation are generally prohibited from engaging in activities other than banking and from acquiring any company which is not a bank or bank holding company, unless such company is engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHC Act, bank holding companies generally may not acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank or bank holding company, without the prior written approval of the Federal Reserve Board.
     Before September 29, 1995 the BHC Act generally prohibited the Federal Reserve Board from approving the direct or indirect acquisition, by a bank holding company, such as the Corporation, the principal banking operations of which are conducted in one state, of any voting shares of, interest in or all or substantially all of the assets of a bank or bank holding company conducting its principal banking operations in another state, unless the statutory laws of the state in which the principal banking operations of the bank holding company or bank to be acquired are conducted explicitly authorize such an acquisition. Effective September 29, 1995, the BHC Act no longer prevents the Federal Reserve Board from approving the acquisition of a bank because of contrary State law.
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") substantially changes the geographic constraints applicable to the banking industry. Effective September 29, 1995, the application of a bank holding company located in one State (the "home State") to acquire a bank located in any other State (the "host State") may be approved by the Federal Reserve Board under the BHC Act notwithstanding any prohibition of such acquisition in the law of the host State. The Riegle-Neal Act permits States to require that a target bank have been in operation for a minimum period, up to five years, and to impose non-discriminatory limits on the percentage of the total amount of deposits with insured depository institutions in the State which may be controlled by a single bank or bank holding company. In addition, the Riegle-Neal Act imposes Federal deposit concentration limits (10% of nationwide total deposits, and 30% of total deposits in the host State on applications subsequent to the applicant's initial entry to the host State), and adds new statutory conditions to Federal Reserve Board approval, i.e., the applicant meets or exceeds all applicable Federal regulatory capital standards and is "adequately managed."
     Also effective September 29, 1995, any bank subsidiary (and, in certain circumstances thrift subsidiary) of a bank holding

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------

company may receive deposits to existing accounts, renew time deposits, and close, service and receive payments on (but not disburse proceeds of) loans, as an agent for its depository institution affiliates without being considered a branch of the affiliate under any otherwise applicable law. Such agency activities must be conducted on terms consistent with safe and sound banking practices.
        The Riegle-Neal Act also authorizes, effective June 1, 1997, the responsible Federal banking agency to approve applications for the interstate acquisition of branches or mergers of depository institutions across State lines without regard to whether such activity is contrary to State law. Any State may, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997 or opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such State from participating in any interstate branch acquisition or merger. Each State is permitted to prohibit interstate branch acquisitions (i.e., acquisition of a branch without acquisition of the entire target bank), to examine acquired or de novo branches of out-of-State banks with respect to compliance with certain host State laws, and to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. The responsible Federal agency will apply the same Federal concentration limits and capital and management adequacy requirements noted above with respect to BHC Act applications. Branches acquired in a host State by a State-chartered bank will be subject to the activity limits and other laws of the host State to the same extent as a branch of a bank chartered by the host State. Branches acquired in a host State by an out-of-State national bank will be subject to community reinvestment, consumer protection, fair lending and intrastate branching laws of the host State (except to the extent the application of such laws to national banks is preempted by Federal law or is determined by the Comptroller of the Currency to be discriminatory), and to other non-tax laws of the host State to the same extent as branches of a national bank having its main office in the host State. The establishment of de novo branches by an out-of-State bank will continue to require express statutory authority under the law of the host State and of the chartering jurisdiction.
        Among other things, the Riegle-Neal Act also preserves State taxation authority, prohibits the operation by out-of-State banks of interstate branches as deposit production offices, imposes additional notice requirements upon interstate banks proposing to close branch offices in a low or moderate-income area, and creates new Community Reinvestment Act evaluation requirements for interstate depository institutions. The Act mandates new restrictions on interstate activities of foreign banks, and requires public notice of, and opportunity to comment on, any proposed ruling by a Federal banking agency which would preempt certain State laws.
        Under existing Michigan law and with the approval of the Commissioner of the Michigan Financial Institutions Bureau ("FIB"), a Michigan-based bank or bank holding company (such as the Corporation) may be acquired by a bank holding company located in any state. Most states have adopted legislation that permits out-of-state bank holding companies to acquire local banks and bank holding companies.
        Under Michigan law, if the capital of a Michigan state-chartered bank (such as the subsidiary banks) has become impaired by losses or otherwise, the Commissioner of the FIB may require that the deficiency in capital be met by assessment upon the bank's shareholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any shareholder within 30 days of the date of mailing of notice thereof to such shareholder, cause the sale of the stock of such shareholder to pay such assessment and the costs of sale of such stock. The Commissioner may appoint a receiver for any bank failing for two months after receiving such notice from the Commissioner either to restore its capital or to take steps to liquidate its business.
        Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and are entitled to a priority of payment. This priority could apparently apply to guarantees of capital plans under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").
        The Federal Reserve Board has adopted capital adequacy guidelines to provide a framework for supervisory evaluation of the capital adequacy of bank holding companies. The guidelines measure four principal ratios: (1) primary capital to total assets; (2) total capital to total assets; (3) qualifying capital to weighted-risk assets; and (4) Tier 1 capital to total assets. In addition to other elements not present in the case of the Corporation, primary capital consists of common stock, surplus, undivided profits, reserves for loan and lease losses and certain types and amounts of convertible debt instruments. Total capital consists of primary capital plus certain limited-life preferred stock (and related surplus), certain unsecured long-term debt, and certain subordinated


--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------

notes and debentures of subsidiary banks. Total assets for purposes of ratios (1) and (2) consist of total assets plus the reserves for loan and lease losses, less, at the discretion of the Federal Reserve Board, amounts of intangible assets (including goodwill), all measured as of the end of appropriate fiscal periods. For purposes of ratio (3), weighted-risk assets consist of total risk-adjusted assets (as described below) less amounts excluded from Tier 1 and Tier 2 capital, all measured as of the end of appropriate fiscal periods. For purposes of ratio (4), total assets consist of quarterly average total assets (net of the reserves for loan and lease losses) less (i) goodwill, (ii) excess purchased mortgage servicing rights and purchased credit card relationships, (iii) all other intangibles, (iv) investments in subsidiaries deducted from Tier 1 capital, and (v) excess deferred tax assets realizable only from future taxable income.
     The Federal Reserve Board measures ratios (3) and (4) pursuant to its risk-based capital adequacy guidelines. These guidelines are intended to make regulatory capital requirements more sensitive to the risk profile of each bank holding company, to factor off-balance-sheet exposures into capital adequacy assessment, to minimize disincentives to holding liquid, low-risk assets, and to further uniformity of capital measurement on a worldwide basis.
     Under the risk-based guidelines, qualifying capital is measured against a bank holding company's risk-based assets. Each asset on the balance sheet, as well as a balance sheet equivalent amount of certain contingent liabilities that are off-balance-sheet, is assigned to a broad risk category, ranging from zero to 100%. The sum of these risk-weighted items is the bank holding company's risk-based assets.
     Qualifying capital consists of Tier 1 capital and Tier 2 capital (limited to an amount equal to Tier 1 capital), less (i) aggregate investments in banking or finance subsidiaries which are not consolidated for financial accounting or regulatory purposes and in consolidated subsidiaries to the extent designated by the Federal Reserve Board, and (ii) aggregate reciprocal holdings of capital instruments of other banking organizations. Tier 1 capital must comprise at least 4% of risk-adjusted assets and consists of common stock, related surplus, and retained earnings, net of any treasury stock, less (i) goodwill, (ii) all other identifiable intangible assets other than limited amounts of readily marketable purchased mortgage servicing rights and purchased credit card receivables, and (iii), deferred tax assets realizable only from future taxable income, other than such assets not exceeding the lesser of the Corporation's projected taxable income within one year of the relevant quarter-end report date or 10% of Tier 1 capital (before deduction of any disallowed deferred tax assets). Tier 2 capital consists of certain amounts of the reserves for loan and lease losses, term subordinated debt and intermediate-term preferred stock (including related surplus). The Federal Reserve Board does not recognize unrealized appreciation of such assets in capital ratio calculations. Unrealized net losses on marketable equity securities are, however, excluded from Tier 1 capital.
     Under current regulations, the following minima are prescribed for the capital adequacy ratios: (1) primary capital to total assets, 5.5%; (2) total capital to total assets, 6.0%; (3) qualifying capital (Tier 1 plus Tier 2) to weighted-risk assets, 8.0%; and (4) Tier 1 capital to total assets, 3.0 to 5.0%.
     FDICIA requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. The agencies have not yet adopted final regulations concerning interest rate risk.

     2. Bank Subsidiaries
     All of the Corporation's subsidiary banks are subject to regulation and examination primarily by the Commissioner of the FIB and, as insured banks which are not members of the Federal Reserve System, by the Federal Deposit Insurance Corporation ("FDIC"). Deposit accounts of all of the subsidiary banks are insured to the extent provided by law by the Bank Insurance Fund ("BIF") administered by the FDIC.
     These agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices. Federal bank regulations require each institution to adopt comprehensive real estate lending policies, including underwriting standards and measurable loan to value ratios consistent with safe and sound banking practices, and documentation, approval and administration standards, all of which are reviewed and approved annually by the institution's board of directors. The FDIC imposes capital adequacy guidelines on each of the Corporation's subsidiary banks. Subject to certain variations and exceptions,

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------

these guidelines are generally similar to those of the Federal Reserve
Board discussed above with respect to bank holding companies.
     Banking laws and regulations also restrict transactions by insured banks owned by a bank holding company, including loans to and certain purchases from the parent holding company, non-bank and bank subsidiaries of the parent holding company, principal shareholders, officers, directors and their affiliates, and investments by the subsidiary banks in the shares or securities of the parent holding company (or of any other non-bank or bank affiliates), and acceptance of such shares or securities as collateral security for loans to any borrower. The banks' regulators also review other payments, such as management fees, made by subsidiary banks to affiliated companies.
     The Banks are also subject to legal limitations on the frequency and amount of dividends that can be paid to the Corporation. A Michigan state bank (such as the Banks) may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, a Michigan state bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of a Michigan state bank is at anytime less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding half-year (in the case of quarterly or semi-annual dividends) or the preceding two consecutive half-year periods (in the case of annual dividends).
     The payment of dividends by the Corporation and the Banks are also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of FDICIA impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.
     FDICIA establishes five capital categories, and the federal banking regulators, as directed by FDICIA, have adopted, subject to certain exceptions, the following minimum requirements for each of such categories:


                 TOTAL          TIER 1
                 RISK-BASED     RISK-BASED     LEVERAGE
                 CAPITAL RATIO  CAPITAL RATIO  RATIO          OTHER
--------------------------------------------------------------------------------

Well capitalized   10% or above  6% or above      5% or above   Not subject to a capital directive.
Adequately
 capitalized       8% or above   4% or above(1)   4% or above   Does not meet definition of well-capitalized.
Undercapitalized   Less than 8%  Less than 4%(2)  Less than 4%
Significantly
 undercapitalized  Less than 6%  Less than 3%     Less than 3%
Critically under-
 capitalized       --            --                             A ratio of tangible equity to total assets of 2% or less.


(1)3% or above for institutions rated CAMEL 1 in most recent examination.
(2)Less than 3% for institutions rated CAMEL 1 in most recent examination.

     Subject to certain exceptions, these capital ratios are generally determined on the basis of periodic Reports of Condition and Income ("Call Reports") submitted by each depository institution and the reports of examination by each institution's appropriate federal bank regulatory agency.
     FDICIA also requires the federal banking regulators to take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. The scope and degree of regulatory intervention is linked to the capital category to which a depository institution is assigned. A depository institution may be reclassified to a lower category than is indicated by its capital position if the appropriate federal bank regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.
     Among other things, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee a capital restoration plan, up to an amount

--------------------------------------------------------------------------------

                           CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                     10-K
--------------------------------------------------------------------------------

equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, or fails in any material respect to implement an approved plan, it is treated as if it is significantly undercapitalized.
     In addition to these restrictions applicable to undercapitalized institutions, significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, reduce total assets, make changes in management personnel, prohibit payment of dividends by its parent holding company, and require such holding company to divest or liquidate any affiliate of the institution under certain circumstances. Subject to certain exceptions, critically undercapitalized depository institutions are required to be placed in conservatorship or receivership, generally within 90 days.
     FDICIA added numerous other provisions, including new accounting, audit and reporting requirements, new regulatory standards in areas such as asset quality, earnings and compensation, and revised regulatory standards for, among other things, powers of state chartered banks, branch closures, and reduction of systemic risk in the payments system.
     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board has issued a policy statement providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     These regulations and restrictions may limit the Corporation's ability to obtain funds from the Banks for its cash needs, including funds for acquisitions, payment of dividends and interest and the payment of operating expenses.
     Each of the Banks is subject to FDIC deposit insurance assessments paid to the BIF. Pursuant to FDICIA, the FDIC is required to set deposit insurance rates at a level that will maintain the BIF reserve ratio at a mandated level and has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the BIF). The deposit insurance assessment ranges from 0 basis points for well-capitalized institutions displaying little risk, to 27 basis points for undercapitalized institutions displaying high risk.
     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any insured bank or savings association subsidiary of a holding company may be required to reimburse the FDIC for any loss incurred or reasonably anticipated to be incurred by the FDIC in connection with a default of any of such holding company's other insured subsidiary banks or savings associations or from assistance provided to such other subsidiaries in danger of default. This right of recovery by the FDIC generally is superior to any claim of the shareholders of the depository institution that is liable or any affiliate of such institution. The Banks are subject to such cross-guarantees.
     As part of the Omnibus Budget Reconciliation Act of 1993, Congress amended the Federal Deposit Insurance Act to require receivers of failed depository institutions to give priority to depositors over general creditors, subordinated creditors and shareholders when distributing assets of a failed bank. This depositor preference applies on a nationwide basis.

     3. Regulation of Proposed Acquisitions
     In general, any direct or indirect acquisition by the Corporation of any voting shares of any bank which would result in the Corporation's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Corporation with another bank holding company, will require the prior written approval of the Federal Reserve Board under the BHC Act. In reaching its decision on an application for such approval, the Federal Reserve Board must consider a number of factors, including the effect of the proposed acquisition or merger on competition in relevant geographic and product markets, the financial condition of both parties, capital adequacy before and after the proposed acquisition, the managerial resources and future prospects of the parties, the convenience and needs of the communities to be served, and the

--------------------------------------------------------------------------------

                           CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                     10-K
--------------------------------------------------------------------------------

prior record of both the Corporation's existing bank subsidiaries and the bank to be acquired (or the bank subsidiaries of the other party to the merger) under the Community Reinvestment Act. Amendments made to the BHC Act by FDICIA further require the Federal Reserve Board (a) to disapprove any application by a bank holding company which fails to provide the Board with adequate assurances that it will furnish to the Board information on the operations and activities of such bank holding company and its affiliates determined by the Board to be appropriate to determine and enforce compliance with the statute, and (b) in its consideration of managerial resources, to include consideration of the competence, experience and integrity of the officers, directors, and principal shareholders of the parties.
     The merger or consolidation of an existing bank subsidiary of the Corporation with another bank, or the acquisition by such a bank subsidiary of assets of another bank, or the assumption of liability by such a bank subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible federal bank regulatory agency under the Bank
Merger Act. In reaching its decision, the responsible federal bank regulatory agency must consider a number of factors, including the effect of the proposed transaction on competition in relevant geographic and product markets, the financial and managerial resources and future prospects of the parties, capital adequacy before and after the proposed transaction, the convenience and needs of the communities to be served, and the prior record of both the Corporation's existing bank subsidiaries and the other bank under the Community Reinvestment Act. In addition, an application to, and the prior approval of, the Federal Reserve Board may be required under the BHC Act in certain such cases.
     In all of the foregoing cases, the required regulatory approvals are subject to public notice and comment procedures. Adverse public comments received, or adverse considerations raised by the regulatory agencies, may delay or prevent consummation of the proposed transaction. In addition, such a transaction generally may not be consummated before the 30th calendar day (or if the Attorney General has made no adverse comment to the Federal Reserve
Board thereon, such shorter period not less than 15 calendar days as the Board may specify with the concurrence of the Attorney General ) after final approval of the transaction by the federal regulatory agency. In some of the foregoing cases, prior approvals of state bank regulatory authorities must also be obtained prior to consummation of the proposed transactions.
     The BHC Act generally prohibits bank holding companies, such as the Corporation, from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Any such acquisition will require, except in certain limited cases, the prior approval of the Federal Reserve Board.
     In evaluating an application for its approval of such an acquisition, the Federal Reserve Board will consider whether the performance by an affiliate of the Corporation of the activity can reasonably be expected to produce benefits to the public (such as greater convenience, increased competition, or gains in efficiency) that outweigh possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The Board's consideration will also include an evaluation of the financial and managerial resources of the Corporation, including its existing subsidiaries, and of any entity to be acquired, and the effect of the proposed transaction on those resources. This required regulatory approval is subject to public notice and comment procedures, and adverse public comments received, or adverse considerations raised by the regulatory agencies, may delay or prevent consummation of such an acquisition. Such an acquisition may also require 30 days prior notice to the Department of Justice and the Federal Trade Commission.
     FIRREA amended the BHC Act in 1989 to permit the Federal Reserve Board to approve an application by any bank holding company to acquire and operate a savings association as a non-bank subsidiary of such bank holding company. A bank holding company such as the Corporation may apply to the Board for permission to acquire and operate a savings association engaged only in deposit-taking, lending and other activities that the Board has determined to be permissible for bank holding companies, in accordance with the procedures and standards described in the preceding paragraph.
     The direct or indirect acquisition of control of a savings association by a bank holding company would also require the prior approval of the Director of the Office of Thrift Supervision ("OTS") of the Department of the Treasury under the Home Owners Loan Act ("HOLA"), and may also require prior approval of state regulatory officials. In the case of an application by a bank holding company such as the Corporation, which did not already control a savings association, to acquire control of a single sav-


--------------------------------------------------------------------------------
                                      8

                           CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                     10-K
--------------------------------------------------------------------------------

ings association, the OTS may deny the application under the HOLA if it determines that the financial and managerial resources and future prospects of the applicant and the savings association involved are such that the acquisition would be detrimental to the savings association or to the insurance risk of the applicable deposit insurance fund of the FDIC. FDICIA amended HOLA to require the OTS to include, in its determination of the managerial resources of the applicant and the association, consideration of the competency, experience and integrity of the officers, directors and principal shareholders of both parties. In addition, the OTS will consider other factors in connection with such an application, including capital adequacy before and after the proposed acquisition and potential anti-competitive effects. Applications to acquire more than one savings association, and applications by entities which are already savings and loan holding companies, require the application by the OTS of different and more restrictive standards in reaching its determination whether to approve such applications.
     The direct or indirect acquisition of control of a savings association by a bank holding company such as the Corporation which does not already control a savings association will cause the bank holding company to become a savings and loan holding company. Each company becoming a savings and loan holding company must register as such with the OTS within 90 days after becoming a savings and loan holding company. Thereafter, the savings and loan holding company is subject to regulation, periodic reporting requirements, and examination by the OTS. In the case of a bank holding company which is also a savings and loan holding company, such OTS regulation is in addition to continuing regulation by the Federal Reserve Board under the BHC Act.

COMPETITION
     Active competition exists in all principal markets in which the Corporation and its subsidiary banks presently operate. This competition stems from other commercial banks, savings and loan associations, securities brokers, mutual funds, credit unions, finance companies, mortgage bankers, leasing companies and various non-financial intermediaries.

EMPLOYEES
     The consolidated number of full-time equivalent employees for the Corporation as of December 31, 1995, 1994 and 1993 was 387, 434 and 431, respectively. The operations and business of the parent company, CB Financial Corporation, are carried out primarily by its officers and employees.

ITEM 2--PROPERTIES
     The executive offices of the Corporation are located at the main office of City Bank and Trust, the lead bank of the holding company, in Jackson, Michigan. City Bank and Trust leases approximately 57,000 square feet (about five and one half floors or 45%) in an 11 story office building whose lease expires in 2001 under the original term. CB Financial reimburses City Bank and Trust on a prorata basis for approximately 20,000 square feet of space used by functional areas with corporate responsibilities.
     City Bank and Trust has six branch offices within the City of Jackson, eight in surrounding townships and communities and two community branches located in the eastern portion of Calhoun County, Michigan. All of these branches are within a 25 mile radius of the main office. Of these 16 branch offices, 12 are owned and four are leased whose terms expire at various times through 2000. City Bank and Trust's offices range in size from approximately 800 square feet to 4200 square feet with nine of them providing drive-in facilities. All of the branch offices are full-service facilities with the exception of its Jackson Square Drive-In, which provides only drive-up banking, including a drive-up ATM.
     City Bank has its main office at 200 W. Higham Street, St. Johns, Michigan, which is a one story building of approximately, 19,000 square feet. This office and ten branch offices are owned by the Bank. Branch sizes vary from approximately 400 square feet to 8,000 square feet. All of City Bank's branch offices are full-service facilities with the exception of its Auto Bank in St. Johns, Michigan, which is a drive-up facility only.
     CB North has its main office at 201 State Street, Charlevoix, Michigan. Eight branch offices are owned and are full-service facilities. Two offices are leased, one of which is a limited service office. Seven of the offices provide drive-up banking service. The main office occupies the first floor, basement and a portion of the second floor of a two story building which is in the central business district of Charlevoix. The operations center occupies a portion of the M-66 branch which is located in the southeast section of Charlevoix.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------

ITEM 3--LEGAL PROCEEDINGS
     The Corporation is party to routine litigation arising in the normal course of business. In the opinion of management, the liabilities arising from these legal proceedings, if any, will not have a material effect upon the Corporation's financial position or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of 1995 to a vote of the Corporation's security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The executive officers of the corporation are as follows:

NAME             AGE  POSITION
--------------------------------------------------------------------------------
Brian D. Bell    58   Chairman and Chief Executive Officer of CB Financial Corporation since December 1995
                      (previously Chairman, President and Chief Executive Officer since 1990); President and Chief Executive Officer of City Bank and Trust Company since 1987; Director of CB Financial Corporation, City Bank and Trust Company,
                      City Bank, and (since 1993) CB North.

Steven W. Seely  45   President and Chief Operating Officer of CB Financial Corporation since December 1995 (previously Executive
                      Vice President and Chief Operating Officer since March 1995);
                      Director of CB Financial Corporation, City Bank and Trust Company, City Bank, and CB
                      North since December 1995; Vice President NBD Bancorp Inc. 1985 to March 1995.

A. Wayne Klump   53   Treasurer of CB Financial Corporation; Senior Vice President and Chief Financial Officer of City Bank and
                      Trust Company since 1991 (previously Senior Vice President and
                      Controller since 1987).


     Officers of the corporation are elected in the spring of each year at the annual organizational meeting of the Board of Directors to serve for the ensuing year.
     There is no family relationship between any of the foregoing individuals.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
     The common stock of CB Financial Corporation is traded on a limited basis in the over-the-counter market. At December 31, 1995, there were 2,801,053 shares of common stock outstanding held by 2,094 shareholders of record. The table below lists the range of high and low bid price during each quarter for CB Financial Corporation's common stock, as obtained from the National Quotation Bureau, Inc. and the quarterly dividend declared per share, in each of the last three years. The prices are inter-dealer quotations and do not reflect actual transactions nor commissions to brokers. Information with respect to restrictions on dividend payments is presented in Note 16 of the Notes to Consolidated Financial Statements.


                      Price Range of Common Stock            Dividends Declared
                       High               Low                      Per Share
--------------------------------------------------------------------------------
1995
First Quarter           $31                     $27                     $0.30
Second Quarter           32 1/2                  32                      0.30
Third Quarter            36 1/2                  31 1/4                  0.30
Fourth Quarter           35 3/4                  33 1/2                  0.30

--------------------------------------------------------------------------------
                                                                        $1.20
1994
First Quarter           $33                     $33                     $0.30
Second Quarter           33                      32                      0.30
Third Quarter            33                      31 1/2                  0.30
Fourth Quarter           30                      29 1/2                  0.30

--------------------------------------------------------------------------------
                                                                         $1.20
1993
First Quarter           $31                     $27                      $0.29
Second Quarter           32 1/2                  32                       0.29
Third Quarter            32 1/2                  32                       0.30
Fourth Quarter           33                      32 1/2                   0.30

--------------------------------------------------------------------------------
                                                                         $1.18


ITEM 6.  SELECTED FINANCIAL DATA
     The information called for by this item is set forth within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on the pages indicated below. Such information is incorporated herein by reference.

                                                                    Pages in
                                                                  Annual Report
                                                                  and Form 10-K
                                                                  -------------

Consolidated Average Balance Sheet                                      34

Average Balances - Effective Interest Differential Rates                19

Analysis of Changes in Volume and Rates on Net Interest Income          20

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following financial review covers significant factors affecting the Corporation's balance sheet and statement of income during the period of 1993 through 1995. The information provides a more comprehensive review of the financial condition and operating results than could be obtained from reading the financial statements, footnotes and financial statistics. The major components of the Corporation's operating results in 1995, 1994 and 1993 are presented in the accompanying tables 1-4 and are discussed in greater detail on subsequent pages.


TABLE 1. SELECTED FINANCIAL DATA

                                                                       For The Year Ended December 31,
(Dollar Amounts In Thousands Except Per Share Data)                             1995    1994    1993
---------------------------------------------------------------------------------------------------------
Interest Income On:
 Consumer Loans                                                             $  9,958  $  8,947  $  8,489
 Commercial Loans                                                             16,179    12,338    10,138
 Tax Exempt Loans                                                                927       658       597
 Real Estate Mortgage Loans                                                    9,291     6,882     9,397
 Securities Available for Sale:
  U. S. Treasury                                                               3,372     5,086        --
  U.S. Government Agencies                                                     2,065     2,629        --
  States and Political Subdivisions                                               23        --        --
  Other                                                                            5        79        --
 Securities Held to Maturity                                                   8,122     8,438    17,530
 Money Market Assets                                                             550       428       627
---------------------------------------------------------------------------------------------------------
          Total Interest Income                                               50,492    45,485    46,778
---------------------------------------------------------------------------------------------------------
Interest Expense On:
 Demand Deposits                                                               3,907     4,095     4,216
 Savings Deposits                                                              3,272     3,314     3,615
 Time Deposits                                                                11,994     7,725     7,889
 Other Liabilities                                                               811       745       749
---------------------------------------------------------------------------------------------------------
          Total Interest Expense                                              19,984    15,879    16,469
---------------------------------------------------------------------------------------------------------
Net Interest Income                                                           30,508    29,606    30,309
Provision for Possible Loan Losses                                               672       534       392
---------------------------------------------------------------------------------------------------------
Net Interest Income After Provision  for Possible Loan Losses                 29,836    29,072    29,917
---------------------------------------------------------------------------------------------------------
Non-Interest Income:
 Trust Income                                                                  2,012     2,008     2,015
 Service Charges on Deposit Accounts                                           2,704     2,276     2,400
 Security Gains                                                                   82       942     1,787
 Other Operating Income                                                        1,517     1,805     1,711
---------------------------------------------------------------------------------------------------------
          Total Non-Interest Income                                            6,315     7,031     7,913
---------------------------------------------------------------------------------------------------------
Non-Interest Expenses:
 Salaries and Wages                                                           10,303     9,955     9,752
 Employee Benefits                                                             2,650     2,674     2,647
 Occupancy and Furniture and Equipment Expenses, Net                           5,028     4,682     4,216
 Restructuring Charges                                                         2,278        --        --
 Other Operating Expenses                                                      9,124     9,211     9,150
---------------------------------------------------------------------------------------------------------
          Total Non-Interest Expenses                                         29,383    26,522    25,765
---------------------------------------------------------------------------------------------------------
 Income before Provision for Federal Income Tax                                6,768     9,581    12,065
 Provision for Federal Income Tax                                              2,152     2,987     3,646
---------------------------------------------------------------------------------------------------------
Net Income before Cumulative Effect of Change in Accounting                    4,616     6,594     8,419
Change in Accounting, Net of Tax Effect of $557                                   --        --     1,081
---------------------------------------------------------------------------------------------------------
 NET INCOME                                                                 $  4,616  $  6,594  $  7,338
=========================================================================================================
Total Assets                                                                $719,883  $720,264  $670,891
Average Assets                                                               697,286   672,656   677,348
Net Income Per Share before Cumulative Effect of Change in Accounting           1.65      2.35      3.00
Net Income Per Share                                                            1.65      2.35      2.62
Cash Dividends Declared Per Share                                               1.20      1.20      1.18
Return on Average Assets before Cumulative Effect of Change in Accounting        .66%      .98%     1.24%
Return on Average Assets                                                         .66       .98      1.08
Return on Average Equity before Cumulative Effect of Change in Accounting       6.02      8.78     12.14
Return on Average Equity                                                        6.02      8.78     10.59
Dividend Payout Ratio                                                          72.82     50.97     45.04
Net Interest Margin                                                             4.94      4.99      5.12

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

TABLE 2. AVERAGE BALANCES-EFFECTIVE INTEREST DIFFERENTIAL RATES
(Interest Income and Rates on a Tax Equivalent Basis)



                                                       1995                            1994                        1993
                                         AVERAGE               AVERAGE   Average             Average   Average            Average
(Dollar Amounts in Thousands)            BALANCE     INTEREST   RATE     Balance    Interest  Rate     Balance  Interest  Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money Market Assets                     $ 10,051     $   550    5.47%    $ 10,441   $   428   4.10%  $ 16,798   $   627   3.73%
Securities Available for Sale:
  U.S. Treasury                           47,134       3,372    7.15       66,373     5,086   7.66         --        --     --
  U.S. Government Agencies                27,439       2,065    7.53       33,295     2,629   7.90         --        --     --
  States and Political Subdivisions (1)      381          33    8.66          --         --     --         --        --     --
  Other                                       65           5    7.69        1,552        79   5.09         --        --     --
Securities Held to Maturity              141,236       8,404    5.95      148,908     8,775   5.89    258,857    18,183   7.02
Loans (2):
  Consumer Loans                         110,674       9,958    9.00      101,509     8,947   8.81     90,726     8,489   9.36
  Commercial Loans                       172,512      16,179    9.38      152,257    12,338   8.10    134,677    10,138   7.53
  Tax Exempt Loans (1)                    13,168       1,276    9.69       10,404       898   8.63      9,429       829   8.79
  Real Estate Mortgage Loans             108,025       9,291    8.60       80,782     6,882   8.52     98,850     9,397   9.51
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL EARNING ASSETS
        AND INTEREST INCOME              630,685      51,133    8.11      605,521    46,062   7.61    609,337    47,663   7.82
----------------------------------------------------------------------------------------------------------------------------------
Reserve for Possible Loan Losses          (3,977)                          (3,540)                     (3,663)
Cash and Due from Banks                   32,003                           33,724                      38,383
Premises and Equipment, Net               16,104                           15,538                      13,404
Goodwill and Premium on Core Deposits     11,220                            8,377                       7,754
Unrealized Gains (Losses) on
 Securities Available For Sale               607                            2,339                          --
Other Assets                              10,644                           10,697                      12,133
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                     $697,286                         $672,656                    $677,348
==================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Interest-Bearing Demand Deposits       $151,943     $ 3,907    2.57%    $159,858   $ 4,095   2.56%  $163,794   $ 4,216   2.57%
 Savings Deposits                        124,132       3,272    2.64      135,360     3,314   2.45    136,436     3,615   2.65
 Time Deposits                           223,346      11,994    5.37      181,889     7,725   4.25    184,902     7,889   4.27
Short-Term Interest-Bearing
 Liabilities                               7,009         440    6.28        4,362       228   5.23      8,454       147   1.74
Note Payable                               5,052         320    6.33        6,978       449   6.43      8,472       530   6.25
Capital Leases                               344          51   14.83          425        68  16.00        527        72  13.66
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST-BEARING
        LIABILITIES AND INTEREST
        EXPENSE                          511,826      19,984    3.90      488,872    15,879   3.25    502,585    16,469   3.28
----------------------------------------------------------------------------------------------------------------------------------
Demand and Other Non-Interest
 Bearing Deposits                        100,968                          101,605                      99,741
Other Liabilities                          7,865                            7,112                       5,700
Shareholders' Equity                      76,627                           75,067                      69,322
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES
        AND SHAREHOLDERS' EQUITY        $697,286                         $672,656                    $677,348
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE
        RELATED TO EARNING ASSETS                               3.17                          2.62                        2.70
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                  $31,149                        $30,183                     $31,194
==================================================================================================================================
NET INTEREST MARGIN                                             4.94%                         4.99%                       5.12%
==================================================================================================================================


(1) The amounts are adjusted to a tax equivalent basis for Federal income tax.
(2) Non-accrual loans and overdrafts are included in the average balances and fees on loans are included in interest income for computation of yields.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

TABLE 3. ANALYSIS OF CHANGES IN VOLUME AND RATES ON NET INTEREST INCOME

     The following table sets forth, for the periods indicated, the effect of volume and rate changes on net interest income on a tax equivalent basis. The changes in interest attributable to volume are calculated by multiplying the annual change in average balance times the prior year's rate. The rate variance is calculated by multiplying the annual change in the average rate times the prior year's volume. The volume/rate is calculated by multiplying the change in average balance times the change in average rate.


                                                1995 COMPARED TO 1994                      1994 Compared to 1993
                                                 INCREASE (DECREASE)                        Increase (Decrease)
                                                      DUE TO CHANGE IN:                      Due to Change in:
                                             AVERAGE   AVERAGE   VOLUME/      NET     Average    Average   Volume/    Net
(In Thousands)                               BALANCE      RATE      RATE   CHANGE     Balance      Rate      Rate   Change
--------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Interest Income:
  Loans:
    Consumer Loans                          $   805    $   189    $    17  $ 1,011   $ 1,009    $  (499)  $  (52)  $   458
    Commercial Loans                          1,638      1,944        259    3,841     1,324        768      108     2,200
    Tax Exempt Loans                            239        110         29      378        86        (15)      (2)       69
    Real Estate Mortgage Loans                2,322         65         22    2,409    (1,718)      (979)     182    (2,515)
  Securities Available for Sale:
    U. S. Treasury and Government Agencies   (1,695)      (463)      (120)  (2,278)   (6,517)    (3,157)   1,282    (8,392)
    States and Political Subdivisions            33         --         --       33    (1,075)       302     (154)     (927)
     Other                                      (75)        34        (33)     (74)      (89)        --       --       (89)
   Securities Held To Maturity                 (455)        89         (5)    (371)    7,794         --       --     7,794
   Money Market Assets                          (16)       143         (5)     122      (237)        62      (24)     (199)
--------------------------------------------------------------------------------------------------------------------------
     Total                                    2,796      2,111        164    5,071       577     (3,518)   1,340    (1,601)
--------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Interest Expense:
  Deposits:
     Interest-Bearing Demand Deposits          (201)        14         (1)    (188)     (101)       (16)      (4)     (121)
     Savings Deposits                          (280)       259        (21)     (42)      (29)      (273)       1      (301)
     Time  Deposits                           1,762      2,042        465    4,269      (129)       (37)       2      (164)
  Short Term Interest-Bearing Liabilities       138         46         28      212       (71)       295     (143)       81
  Note Payable and Capital Leases              (131)       (12)        (3)    (146)     (107)        25       (3)      (85)
--------------------------------------------------------------------------------------------------------------------------
        Total                                 1,288      2,349        468    4,105      (437)        (6)    (147)     (590)
--------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Net Interest Income  $ 1,508    $  (238)   $  (304) $   966   $ 1,014    $(3,512)  $1,487   $(1,011)
==========================================================================================================================


RESULTS OF OPERATIONS
        As depicted in Table 1, net income amounted to $4,616,000 in 1995, a reduction of $1,978,000 from the $6,594,000 figure reported for 1994. The operating results for 1995 reflect a pre-tax restructuring charge of $2,278,000 which is explained in greater detail in the section on non-interest expenses. Without this expense in 1995, net income would have been $6,169,000 which would have represented a decrease of $425,000 from 1994. Net income decreased by $744,000 in 1994 from $7,338,000 in 1993. Securities gains amounted to $82,000,
$942,000 and $1,787,000 for 1995, 1994, and 1993, respectively.  In 1993, the
Corporation recognized the change in accounting for SFAS No. 106 of $1,081,000, net of the tax effect, which represents the transition adjustment for post-retirement health care costs. The Corporation also adopted SFAS No. 109 in 1993 which had no material effect upon net income. Additional information on SFAS No. 106 and No. 109 is presented in Notes 1 and 12 in the Notes to Consolidated Financial Statements.
        Earnings per share on net income based on the average number of shares outstanding, were $1.65, $2.35 and $2.62 for 1995, 1994 and 1993 respectively. The restructuring charge of $2,278,000 amounted to approximately $.58 per share in 1995, net of the effective tax rate. The transition adjustment for SFAS No. 106 of $1,081,000, net of tax, amounted to $.38 per share in 1993.
        The return on average assets (ROA) was .66% in 1995 compared to .98% in 1994 and 1.08% in 1993. The ROA in 1995 and 1993 based on earnings before the restructuring charge and the change in accounting would have been .88% and 1.24%, respectively. The return on average shareholders' equity (ROE) amounted to 6.02% in 1995, 8.78% in 1994 and 10.59% in 1993. The ROE before the restructuring charge and change in accounting would have been
--------------------------------------------------------------------------------

                           CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
8.05% and 12.14%. Excluding the effect of the restructuring charge and change in accounting, the reduction in ROA and ROE reflects the decline in securities gains over the past three years and other factors explained in subsequent sections of management's discussion.
     The Corporation's high level of capital has an adverse mathematical effect on the calculation of ROE. The Corporation's medium-term planning targets for ROA and ROE are 1.25% and 13.5%, respectively. High capital levels, continued objectives for future growth and lack of control over external factors such as the economy and market interest rates may lengthen the period over which these financial objectives are consistently achieved.

TABLE 4. TRENDS IN AVERAGE ASSETS AND SOURCES OF FUNDS


                                                  1995     INCREASE (DECREASE)      1994     Increase (Decrease)      1993
(Dollar Amounts In Thousands)                               AMOUNT        PERCENT             Amount        Percent
-------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Securities Available for Sale:
  U.S. Treasury and Government Agencies         $ 75,049   $(26,316)       -26.0% $101,365    $101,365          --% $     --
  States and Political Subdivisions                  385        385           --        --          --          --        --
  Other                                              192     (2,002)       -91.2     2,194       2,194          --        --
-------------------------------------------------------------------------------------------------------------------------------
    Total Securities Available for Sale           75,626    (27,933)       -27.0   103,559     103,559          --        --
-------------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity                      141,236     (7,672)        -5.2   148,908    (109,949)      -42.5   258,857
-------------------------------------------------------------------------------------------------------------------------------
Loans:
  Consumer Loans                                 110,674       9,165         9.0   101,509      10,783        11.9    90,726
  Commercial Loans                               172,512      20,255        13.3   152,257      17,580        13.1   134,677
  Tax Exempt Loans                                13,168       2,764        26.6    10,404         975        10.3     9,429
  Real Estate Mortgage Loans                     108,025      27,243        33.7    80,782    (18,068)       -18.3    98,850
-------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                  404,379      59,427        17.2   344,952      11,270         3.4   333,682
Reserve for Possible Loan Losses                  (3,977)       (437)      -12.3    (3,540)        123         3.4    (3,663)
-------------------------------------------------------------------------------------------------------------------------------
    Net Loans                                    400,402      58,990        17.3   341,412      11,393         3.5   330,019
-------------------------------------------------------------------------------------------------------------------------------
Money Market Assets                               10,051        (390)       -3.7    10,441      (6,357)      -37.8    16,798
-------------------------------------------------------------------------------------------------------------------------------
    Total Average Earning Assets                 627,315      22,995         3.8   604,320      (1,354)        -.2   605,674
-------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                           32,003      (1,721)       -5.1    33,724      (4,659)      -12.1    38,383
Other Assets                                      37,968       3,356         9.7    34,612       1,321         4.0    33,291
-------------------------------------------------------------------------------------------------------------------------------
    Total Assets                                $697,286   $  24,630        3.7%  $672,656    $ (4,692)       -.7%  $677,348
===============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Non-Interest Bearing Deposits                 $100,968   $    (637)       -.6%  $101,605      $1,864        1.9%  $ 99,741
  Interest-Bearing Demand Deposits               151,943      (7,915)       -5.0   159,858      (3,936)       -2.4   163,794
  Savings Deposits                               124,132     (11,228)       -8.3   135,360      (1,076)        -.8   136,436
  Other Time Deposits                            223,346      41,457        22.8   181,889      (3,013)       -1.6   184,902
-------------------------------------------------------------------------------------------------------------------------------
    Total  Deposits                              600,389      21,677         3.7   578,712      (6,161)       -1.1   584,873
-------------------------------------------------------------------------------------------------------------------------------

Short-Term Interest-Bearing Liabilities            7,009       2,647        60.7     4,362      (4,092)      -48.4     8,454
Note Payable and Capital Leases                    5,396      (2,007)      -27.1     7,403      (1,596)      -17.7     8,999
Other Liabilities                                  7,865         753        10.6     7,112       1,412        24.8     5,700
Shareholders' Equity                              76,627       1,560         2.1    75,067       5,745         8.3    69,322
-------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity  $697,286   $  24,630        3.7%  $672,656    $ (4,692)       -.7%  $677,348
===============================================================================================================================


NET INTEREST INCOME
     Net interest income, an important indicator of the Corporation's profitability, is the difference between the income received on earning assets and the interest expense on interest bearing liabilities. Earning assets are financed by a large base of interest-bearing funds, consisting of retail and wholesale deposits and short-term borrowings. In addition to interest-bearing funds, earning assets are also supported by net non-interest-related funds that consist of demand deposits and shareholders' equity, the total of which is reduced by non-interest-earning assets such as cash and due from banks, items in process of collection, premises and equipment, goodwill and premium on core deposits and other non-earning assets. Variations in the volume and mix of earning assets, interest-bearing funds and non-interest-related funds, as well as their relative sensitivity to interest rate movement, are the most important factors affecting net interest income.


     Table 2, Average Balances-Effective Interest Differential Rates, presents average daily balances, interest income on tax equivalent basis for Federal income tax and interest expense as well as rates earned and paid on the Corporation's major asset and liability items, for the years 1995, 1994 and 1993. Net interest income on a tax equivalent basis for

--------------------------------------------------------------------------------
                                      15

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Federal income tax was $31,149,000 in 1995 compared to $30,183,000 in 1994 and $31,194,000 in 1993. Net interest income on a Federal tax equivalent basis is the largest source of earnings for the Corporation, accounting for 83.1% of total income before provision for possible loan losses in 1995 compared to 81.1% in 1994 and 79.8% in 1993.
     Additional information relative to the effect that changes in volume and rates had on net interest income is presented in Table 3. Information in Table 4 will assist with a comparative analysis of changes in the average balance sheet over the period of 1993 through 1995.
     Average earning assets, excluding the reserve for possible loan losses, were $631.3 million for 1995 and $607.9 million in 1994, an increase of $23.4 million or 3.9%, which reflects the Republic Bank acquisition in December 1994. Average earning assets declined $1.4 million or .2% in 1994 from 1993.
Average loans outstanding in 1995 were $404.4 million, a growth of $59.4 million or 17.2% from 1994 which includes $22.9 million added by the Republic Bank acquisition. Average loans outstanding in 1994 and 1993 were $345.0 million and $333.7 million, respectively. Excluding the unrealized gain, total investment securities consisting of Securities Available for Sale and Held to Maturity averaged $216.3 million in 1995 compared to $250.1 million in 1994 and $258.9 million in 1993. Money market assets consisting of Federal Funds Sold and other liquid short-term investments averaged $10.1 million in 1995 versus $10.4 million in 1994 and $16.8 million in 1993. Total deposits averaged $600.4 million in 1995 compared to $578.7 million in 1994 and $584.9 million in 1993.
     The net interest margin on a tax equivalent basis for Federal income tax was 4.94% in 1995, 4.99% in 1994 and 5.12% in 1993, a decline of 18 basis points over the last three years. The effective yield on total average earning assets was 8.11%, 7.61% and 7.82% for 1995, 1994 and 1993, respectively, an increase of 50 basis points in 1995 after a decline of 21 basis points in 1994. Effective interest rates on total interest-bearing liabilities were 3.90% in 1995, 3.25% in 1994 and 3.28% in 1993, an increase of 62 basis points over the intervening period.
     Beginning in mid-1993 and continuing throughout 1994, the economy steadily improved and interest rates increased. During this period of economic expansion, the Federal Reserve was proactive in attempting to counteract the inflationary pressure within the economy and raised short-term interest rates seven times from 3% to 6% with the last increase in February 1995. Since the second quarter 1995, as the economy displayed signs of softening and inflation appeared to be under control, the Federal Reserve continued its proactive posture and attempted to stimulate the economy by lowering short-term interest rates 25 basis points in July and December 1995 and January 1996.

RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES
     Management realizes that loan losses cannot be predicted with absolute certainty. Consequently, the Corporation adheres to a disciplined loan review process whereby constant attention is focused on the quality of the loan portfolio in order to evaluate the adequacy of the reserve for possible loan losses. In assessing the adequacy of the reserve, management relies predominately on its ongoing review of the loan portfolio and whether any loans should be charged-off. In evaluating the reserve, consideration is given to current and projected loan volume; historical net loan loss experience; the level and composition of non-accrual, past due and renegotiated or reduced rate loans (troubled debt refinancing); the condition of borrowers experiencing particular financial difficulties; current and anticipated economic conditions; and an evaluation of each borrower's credit-worthiness. Based on these factors, management determines the amount of the provision which is needed to maintain an adequate reserve for possible loan losses. The amount of the provision for possible loan losses, which is recorded as a current expense, may be greater or less than the actual net charged-off loans in any fiscal period.
     The provision for possible loan losses was $672,000, $534,000 and $392,000 for 1995, 1994 and 1993, respectively. The higher amounts in 1995 and 1994 were made in recognition of the considerable growth in total loans outstanding rather than any material deterioration within the loan portfolio. The ratio of the reserve for possible loan losses to total loans outstanding at each year-end was .90%, .98% and 1.08% for 1995, 1994 and 1993, respectively. Even though the ratio of the reserve to total loans outstanding was below 1.0% at December 31, 1995 and 1994, management deems the reserve to be adequate to cover potential loan losses.
     Net charge-off of loans amounted to $603,000 in 1995, $575,000 in 1994 and $289,000 in 1993. During the past five years, gross charge-offs totaled $2,622,000 while recoveries amounted to $716,000 for a recovery ratio of approxi-

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

mately 27%. Additional information relative to the impairment of loans is presented in Note 7 to the Notes to Consolidated Financial Statements. Table 5 presents an analysis of the Reserve for Possible Loan Losses and selected ratios for the five years ended December 31, 1995.
     The Securities and Exchange Commission (SEC) disclosure guidelines require the reserve for possible loan losses to be broken down into major loan categories. The entire reserve is available to cover losses from any loan category. Table 6 presents the allocation of the reserve for possible loan losses for the five years ended December 31, 1995.
     In 1996, management projects gross charge-offs to be $253,000 for commercial loans, $25,000 for residential real estate mortgage loans and $522,000 for consumer loans, a combined total of $800,000.

TABLE 5. ANALYSIS OF RESERVE FOR POSSIBLE LOAN LOSSES


(Dollar Amounts In Thousands)                            1995      1994      1993      1992      1991
------------------------------------------------------------------------------------------------------
Balance at January 1                                 $  3,865  $  3,617  $  3,273  $  2,364  $  2,341
------------------------------------------------------------------------------------------------------
Loans Charged-Off:
  Consumer Loans                                          588       414       284       169       335
  Commercial, Financial and Agricultural Loans            215       329       102        27        32
  Real Estate Mortgage Loans                               --        10        25        55        37
------------------------------------------------------------------------------------------------------
    Total Charge-Offs                                     803       753       411       251       404
------------------------------------------------------------------------------------------------------
Recoveries:
  Consumer Loans                                          141       141        88        85        88
  Commercial, Financial and Agricultural Loans             59        37        10        19        21
  Real Estate Mortgage Loans                               --        --        24        --         3
------------------------------------------------------------------------------------------------------
    Total Recoveries                                      200       178       122       104       112
------------------------------------------------------------------------------------------------------
  Net Charge-Offs                                         603       575       289       147       292
------------------------------------------------------------------------------------------------------
Provision Charged to Expense                              672       534       392       595       315
Addition Due to Acquisition                                --       289       241       461        --
------------------------------------------------------------------------------------------------------
  Net Change in Reserve                                    69       248       344       909        23
------------------------------------------------------------------------------------------------------
    Reserve for Possible Loan Losses at December 31  $  3,934  $  3,865  $  3,617  $  3,273  $  2,364
======================================================================================================

Total Loans at End of Year                           $438,883  $393,119  $335,498  $310,229  $248,050
Average Total Loans                                   404,379   344,952   333,682   295,697   240,667

As a Percent of Year-End Loans:
  Net Loan Charge-Offs                                    .14%      .15%      .09%      .05%      .12%
  Provision for Possible Loan Losses                      .15       .14       .12       .19       .13
  Reserve Balance at Year-End                             .90       .98      1.08      1.06       .95

As a Percent of Average Total Loans:
  Net Loan Charge-Offs                                    .15       .17       .09       .05       .12
  Provision for Possible Loan Losses                      .17       .15       .12       .20       .13
  Average Reserve Balance                                 .98      1.03      1.10       .97       .98


TABLE 6. ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES

                                                                    December 31,
                                     1995              1994              1993              1992              1991
(Dollar Amounts In Thousands)  RESERVE  PERCENT  Reserve  Percent  Reserve  Percent  Reserve  Percent  Reserve  Percent
-------------------------------------------------------------------------------------------------------------------------
Commercial, Financial
  and Agricultural Loans        $  513     13.0%  $  677     17.5%  $1,041     28.8%  $1,126     34.4%  $  535     22.6%
Real Estate Mortgage Loans          41      1.0       33       .9      162      4.5      206      6.3      287     12.2
Consumer Loans                     832     21.2      490     12.7      375     10.3      298      9.1      416     17.6
Unallocated                      2,548     64.8    2,665     68.9    2,039     56.4    1,643     50.2    1,126     47.6
-------------------------------------------------------------------------------------------------------------------------
 Total                          $3,934    100.0%  $3,865    100.0%  $3,617    100.0%  $3,273    100.0%  $2,364    100.0%
=========================================================================================================================


NON-INTEREST INCOME
     Non-interest income is comprised of trust department income, service charges on deposit accounts, fees for providing other services to customers, securities gains and other income. Total non-interest income was $6,315,000 in 1995, $7,031,000 in 1994 and $7,913,000 in 1993.
     Trust income for 1995, 1994 and 1993 was $2,012,000, $2,008,000 and
$2,015,000.  Trust income is derived from

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

providing fiduciary, investment management, custodial and related services to corporate, personal and institutional clients. Fees are based on the market value of assets administered, portfolio purchases and sales, income collection transactions and other services rendered.
     Service charges on deposit accounts totaled $2,704,000, $2,276,000 and $2,400,000 for 1995, 1994 and 1993, respectively, an increase of $428,000 in
1995 after a reduction of $124,000 in 1994. The Corporation implemented a revised schedule of service charge fees in 1995 which was the primary factor for the increase over 1994. Interest rates effect the earnings credit allowance factor used to compute service charges on business checking accounts. The earnings credit factor used for the month of December in each of 1995, 1994 and 1993 was 5.16%, 5.69% and 3.07%, respectively.
     To meet liquidity requirements of the parent and subsidiary banks and to implement strategies of asset-liability management, the Corporation sold securities in each of the last three years. Securities sold out of the Available for Sale portfolio amounted to $13.0 million in 1995 and $23.5 million in 1994. Securities of $80.4 million were sold in 1993. The factors that contributed to additional cash requirements for the parent and the subsidiary banks are the five year fixed note to fund the acquisition of First of Charlevoix Corporation and the significant growth in total loans outstanding. Total security gains amounted to $82,000, $942,000 and $1,787,000 in 1995, 1994 and 1993, respectively.
     Other operating income includes fees collected for providing other services to customers and other miscellaneous income items. Total other income was $1,517,000 in 1995, $1,805,000 in 1994 and $1,711,000 in 1993. Beginning
in 1994, the Corporation retained more residential mortgage loans than in 1993. Total residential mortgages sold in 1995 were $11.0 million compared to $19.8 million in 1994 and $56.7 million in 1993. Gains on loans sold amounted to $66,000 in 1995 compared to $138,000 in 1994 and $603,000 in 1993. During
1994, the Corporation sold a bank facility which resulted in a gain of $224,000.

NON-INTEREST EXPENSES
     Non-interest expenses consist of salaries and wages, employee benefits, occupancy and equipment expenses and other operating expenses. These expenses totaled $29.4 million, $26.5 million and $25.8 million for 1995, 1994 and 1993, respectively.
     The Corporation devotes considerable effort to the delivery of quality service while controlling personnel expenses. The consolidated number of full-time equivalent employees (FTE) at year-end 1995 was 387 with 38 open
positions which represents an authorized level of 425 FTE employees.   The
number of FTE employees at year-end 1994 and 1993 was 434 and 431. The 1994 figure includes 11 FTE employees added as a result of the the Republic Bank acquisition.
     Salaries and wages, the largest single component of non-interest expenses, amounted to $10,303,000 in 1995, an increase of $348,000 or 3.5% over the $9,955,000 in 1994 which increased $203,000 or 2.1% over the $9,752,000 in
1993. The increase in salaries and wages in 1995 and 1994 over the preceding year reflects a new hiring plan as well as normal annual performance merit reviews.
     Employee benefits consist of payroll related taxes, retirement plan contributions and health care costs. These expenses were $2,650,000, $2,674,000 and $2,647,000 for 1995, 1994 and 1993, respectively. The
Corporation's contribution for the Money Purchase Pension Plan and 401(k) Plan, net of forfeitures, amounted to $773,000 in 1995, $700,000 in 1994 and $739,000 in 1993. Select-Flex benefit expenses, net of employees' co-pay, consists of coverage for health and dental care, life insurance and long-term disability, amounted to $791,000 in 1995, $815,000 in 1994 and $771,000 in 1993. Payroll
related taxes amounted to $853,000, $821,000 and $841,000 in 1995, 1994 and
1993, respectively. The expense for service and interest costs for post-retirement benefits was $242,000 in 1995 compared to $217,000 in 1994 and $156,000 in 1993 which covered all active eligible employees hired prior to April 1, 1993 and the retirees on that date. Additional information relative to employee benefit plans and associated expenses is presented in Note 12 of the Notes to Consolidated Financial Statements.
     Net occupancy as well as furniture and equipment expenses were $5,028,000 in 1995 compared to $4,682,000 in 1994 and $4,216,000 in 1993. Depreciation
and amortization expense for premises, furniture and equipment totaled $1,877,000 in 1995, $1,906,000 in 1994 and $1,528,000 in 1993. Depreciation
expense on computer hardware and software was $438,000 in 1995, $319,000 in 1994 and $151,000 in 1993. Additional expenditures were incurred in 1995 and 1994 to refurbish facilities as well as upgrade furniture and equipment to enhance productivity and efficiency. The Corporation attempts to manage occupancy and equipment costs in a manner consistent with quality service objectives.

--------------------------------------------------------------------------------

                           CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

     The Federal Deposit Insurance Act (FDIA), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) mandates that deposit insurance premiums be assessed against each insured commercial bank based upon the probability of loss to the Bank Insurance Fund (BIF) with respect to that bank, and in the aggregate against all commercial banks at rates required to maintain the designated reserve ratio of the BIF. The designated reserve ratio for the BIF is 1.25% of estimated insured deposits, or such higher percentage as the FDIC determines for particular years to be justified by circumstances that raise a significant risk of substantial future losses to the BIF. The current required reserve ratio is 1.25% of estimated insured deposits. The FDIC has adopted a risk-based assessment system, effective January 1, 1994, under which each commercial bank is assigned to one of nine categories, based upon three capital categories and three categories of perceived risk. In May 1995, the balance of BIF exceeded the 1.25% reserve ratio which resulted in the FDIC lowering the deposit insurance assessment rates to 4 basis points for well capitalized banks displaying little risk to 27 basis points for less than adequately capitalized banks displaying high risk. Each of the subsidiary banks have been assigned to the highest capital category. For the fourth quarter, 1995, the subsidiary banks' FDIC insurance assessment rate was reduced which lowered FDIC insurance premium expense by $272,000 for October - December 1995. The amount of the BIF in excess of the 1.25% reserve ratio was refunded to all insured banks which resulted in a refund of $350,000 recorded in September 1995 as a reduction to FDIC premium
expense.   FDIC insurance premium expense which is reported as a separate line item on the income statement, totaled $685,000 in 1995, $1,266,000 in 1994 and $1,305,000 in 1993. The remaining variation in FDIC insurance premium expense has a direct correlation to the level of total deposits.
     Effective January 1, 1996, the FDIC lowered the insurance assessment rate to zero for the most highly rated well capitalized banks because the BIF continued to exceed the 1.25% reserve ratio. However, such banks must pay a minimum annual fee of $2,000 with a consolidated total of $6,000 projected for 1996. Significant changes in the deposit insurance assessment rate imposed by the FDIC could have a material effect on the earnings of the Corporation such as the experience in 1996.
     During the third and fourth quarters of 1995, the Corporation recorded a restructuring charge which totaled $2,278,000. In the third quarter, 24 employees, whose combined age and years of service was 80 or more, accepted early retirement which resulted in an expense of $981,000 for severance salaries, benefits and post-retirement health care. Fifteen employees with combined age and years of service of 70-79 accepted early retirement at a cost of $623,000 in the fourth quarter. A write-down of the excess purchase prices over assets acquired of $674,000 was taken as a restructuring charge in the fourth quarter which resulted from the First State Bank of Charlevoix and Republic Bank acquisitions.
     Other operating expenses amounted to $8,439,000 in 1995, $7,945,000 in 1994 and $7,845,000 in 1993. The increase in these expenses reflect increased operating costs for recent acquisitions and introduction of new customer products. For example, expenses with a material increase include marketing and public relations of $132,000; postage of $99,000; employee relations and hiring expenses of $116,000 and telephone of $87,000 with an aggregate increase of $434,000.

PROVISION FOR FEDERAL INCOME TAX
     The provision for Federal income tax in 1995 was $2,152,000 compared to $2,987,000 in 1994 and $3,646,000 in 1993. The provision decreased $835,000 in
1995 from 1994 and $659,000 in 1994 from 1993. The variation in the provision in 1995 from 1994 and in 1994 from 1993 resulted from a movement in pre-Federal tax earnings, the level of tax exempt income and the tax effect of the goodwill amortization for CB North. The Corporation's effective federal tax rate which is the percent of the Federal tax provision to pre-Federal tax earnings, was 31.8% for 1995, 31.2% for 1994 and 30.2% for 1993. Additional information relative to the various components of the Federal income tax provision is presented in greater detail in Note 14 of the Notes to Consolidated Financial Statements.
     The Corporation is required to maintain a sizeable non-earning reserve balance at the Federal Reserve Bank. The average reserves, excluding vault cash, were $3,434,000 in 1995, $4,459,000 in 1994 and $5,064,000 in 1993. The
average yield on earning assets was 8.11%, 7.61% and 7.82% for 1995, 1994 and 1993, respectively. The amount of income lost on these required reserves for each year before Federal income tax was $278,497, $339,330, and $396,000 for 1995, 1994 and 1993, respectively. This was equivalent to $.07, $.08 and $.10 per share after taxes for 1995, 1994 and 1993 computed using the effective tax rate for each year. The lost income actually represents an indirect tax on our shareholders since almost all of the net earnings of the Federal Reserve System are remitted to the U.S. Treasury.

--------------------------------------------------------------------------------
                                      19

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

ANALYSIS OF BALANCE SHEET AND IMPACT UPON OPERATING RESULTS
     A summary of the amount and percent of change in the components of the consolidated average balance sheet in 1995, 1994 and 1993 is presented in Table 4.

MONEY MARKET ASSETS
     The average balance of Money Market Assets was $10.1 million in 1995 versus $10.4 million in 1994 and $16.8 million in 1993. Additional information relative to the average balance and effective yield for Money Market Assets is presented in Tables 2 and 4. Table 3 provides additional information relative to the effect that changes in volume and rates had on the income from Money Market Assets.

SECURITIES
     The Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in January 1994. SFAS No. 115 requires: (1) debt securities that the Corporation has the positive intent and ability to hold to maturity are to be classified as "Investment Securities Held to Maturity" and reported at amortized cost: (2) debt and equity securities that are purchased and held principally for the purpose of selling in the near term are to be classified as "Trading Account Securities" and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as "Held to Maturity" or "Trading Account" are to be classified as "Securities Available for Sale" and reported at fair value. Fair value adjustments for Securities Available for Sale are excluded from earnings and reported in a separate component of shareholders' equity, net of tax.
     In January 1994, the Corporation transferred all debt securities with a maturity of less than two years and all equity securities to Available for Sale. The reason the Corporation transferred these securities to Available for Sale was to provide flexibility to meet liquidity needs, enhance yield or implement strategies of the Asset-Liability Management Committee. The Corporation has never operated a trading account or acquired securities for trading purposes. As securities were acquired after the adoption of SFAS No. 115, a determination was made to classify such securities as either Available for Sale or Held to Maturity.
     On November 15, 1995, the Financial Accounting Standards Board issued an implementation guide to SFAS No. 115 that allowed a one-time opportunity through December 31, 1995 to reclassify securities as Available for Sale from the Held to Maturity classification. Effective December 19, 1995, the Corporation transferred $145.1 million of securities to Available for Sale.
     Prior to the adoption of SFAS No. 115, the Corporation had classified certain securities as Held for Sale. Due to the significant changes in accounting principles for securities classified as Available for Sale and Held for Sale, the securities classified as Held for Sale in 1993 were reclassified in 1994 as Held to Maturity. The amount of securities reclassified as Held to Maturity at December 31, 1993 was $31.6 million and had an average balance of $35.8 million in 1993. Table 7 presents the Securities Available for Sale and Held to Maturity for the five years ended December 31, 1995.

TABLE 7. SECURITIES PORTFOLIO


SECURITIES AVAILABLE FOR SALE                                As of December 31,
(In Thousands)                                    1995      1994      1993      1992      1991
----------------------------------------------------------------------------------------------
U.S. Treasury                                 $161,390  $ 59,645        --        --        --
U. S. Government Agencies                       39,008    29,773        --        --        --
States and Political Subdivisions               11,186        --        --        --        --
Other                                              161       197        --        --        --
----------------------------------------------------------------------------------------------
  Total Securities Available for Sale         $211,745  $ 89,615        --        --        --
==============================================================================================
SECURITIES HELD TO MATURITY*                                  As of December 31,
(In Thousands)                                    1995      1994      1993      1992      1991
----------------------------------------------------------------------------------------------
U.S. Treasury                                       --  $132,316  $195,659  $157,515  $184,288
U. S. Government Agencies                           --     3,511    40,751    40,288    45,067
States and Political Subdivisions                   --    12,159    20,948    49,941    14,863
Other                                               --        --     1,897     3,622     1,361
----------------------------------------------------------------------------------------------
  Total Securities Held to Maturity                 --  $147,986  $259,255  $251,366  $245,579
==============================================================================================




* Amount classified as Held for Sale for 1991-1993 were reclassified in 1994, as Held to Maturity which is consistent with the 1995 presentation.

--------------------------------------------------------------------------------
                                      20

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

        The Securities Available for Sale had an average balance (fair value) of $75.6 million in 1995 and $103.6 million in 1994, a decline of $57.9 million which was used to fund the increased volume of loans. U.S. Treasury Securities Available for Sale reported an average balance of $47.5 million and $67.4 million for 1995 and 1994. The average balance for U.S. Government Agency Securities Available for Sale was $27.6 million in 1995 and $33.9 million in 1994. Securities of States and Political Subdivisions Available for Sale had an average balance only in 1995 which was $385,000 due to the reclassification that occurred in mid- December, 1995. Other Securities Available for Sale posted an average balance in 1995 of $192,000 compared to $2,194,000 in 1994.
     The average balance for total Securities Held to Maturity amounted to $141.2 million in 1995, $148.9 million in 1994 and $258.9 million in 1993.
U.S. Treasury and Government Agency Securities Held to Maturity had an average balance of $130.4 million in 1995 compared to $133.6 million in 1994 and $225.5 million in 1993. The average balance for Securities of States and Political Subdivisions was $10.9 million, $15.3 million and $31.4 million for 1995, 1994 and 1993, respectively.
     The combined average balance for U.S. Treasury and Government Agency Securities, Available for Sale and Held to Maturity, was $205.4 million in 1995 which represents 94.7% of the total securities portfolio. As a result of the significant holdings of U.S. Treasury and Government Agency Securities, the Corporation maintains a high quality of assets that are available to meet liquidity needs. Other than securities of the U.S. Treasury and Government Agencies, there were no securities of any one issuer aggregating ten percent (10%) of consolidated shareholders' equity as of December 31, 1995.
     The maturity distribution and weighted average yields, on a tax equivalent basis, for the major components of the Securities Available for Sale at December 31, 1995 are presented in Table 8.

TABLE 8. WEIGHTED AVERAGE YIELD OF SECURITIES AVAILABLE FOR SALE

The maturity distribution and weighted average yields on a tax equivalent basis of the four major components of the Securities Available for Sale, excluding unrealized gains or losses, at December 31, 1995 are shown below.


                                                         U.S. Government          States and Political
                                  U.S. Treasury              Agencies               Subdivisions             Other
(Dollar Amounts In Thousands)    Amount    Yield           Amount  Yield           Amount     Yield*     Amount  Yield
-----------------------------------------------------------------------------------------------------------------------
Maturities:
 Within 1 Year                 $ 20,843    6.68%          $ 8,001    8.24%         $ 1,473     8.52%     $62     4.29%
 After 1 through 5 Years        135,947    5.88            21,998    6.55            8,976     8.51       --       --
 After 5 through 10 Years         2,994    6.37             8,657    6.91               --       --       --       --
 After 10 Years                      --      --                --      --              296     7.35       --       --
-----------------------------------------------------------------------------------------------------------------------
   Total                       $159,784    5.99%          $38,656    6.98%         $10,745     8.48%     $62     4.29%
=======================================================================================================================

* The weighted average yield has been adjusted to a tax equivalent basis using a Federal income tax rate of 34 percent without consideration for the corporate preference disallowance under Internal Revenue Code Section 291.

     Additional information relative to the average balance and effective yield for the securities portfolio is presented in Tables 2 and 4. Table 3 presents an analysis of the effect changes in volume and rates had on the earnings of the securities portfolio. Further analysis of the Securities Available for Sale and Held to Maturity and the unrealized gains and losses is presented in
Note 4 of the Notes to Consolidated Financial Statements. The unrealized gains and losses of the securities portfolio are not expected to cause a material change in future income or securities yields.

--------------------------------------------------------------------------------
                                      21

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

TABLE 9. LOAN PORTFOLIO

        Loans outstanding, at the end of each of the five years ended 1991 through 1995, are shown in the following table according to type of loan:
December 31,

                                      1995               1994                1993                1992                1991
                                 Amount  Percent    Amount  Percent   Amount    Percent    Amount   Percent    Amount     Percent
----------------------------------------------------------------------------------------------------------------------------------
(Dollar Amounts in Thousands)
Commercial, Financial
 and Agricultural Loans        $163,234    37.2%  $166,331    42.3%  $126,278      37.6%  $ 85,907    27.7%  $ 83,126       33.5%
Tax-Exempt Loans                 14,263      3.2    14,674      3.7     9,750       2.9     10,153      3.3    15,789        6.4
Real Estate Construction
Loans                            19,347      4.4     4,286      1.1     6,642       2.0      8,057      2.6       368          .1
Real Estate Mortgage
Loans                           121,361     27.7    99,691     25.4    96,190      28.7    126,400     40.7    95,694        38.6
Consumer Loans, Net
 of Unearned Interest           120,678     27.5   108,137     27.5    96,638      28.8     79,712     25.7    53,073        21.4
----------------------------------------------------------------------------------------------------------------------------------
    Total                      $438,883    100.0% $393,119    100.0% $335,498     100.0%  $310,229    100.0% $248,050       100.0%
==================================================================================================================================



TABLE 10. CONCENTRATION OF LOANS BY INDUSTRY SEGMENT

                                                                                   DECEMBER 31, 1995
Dollar Amounts In Thousands)                                                        AMOUNT    PERCENT
-------------------------------------------------------------------------------------------------------
Industry Segment:
 Residential Real Estate                                                            $137,031     31.2%
 Consumer                                                                            119,366     27.2
 Finance, Insurance and Real Estate                                                   37,701      8.6
 Wholesale and Retail                                                                 39,150      8.9
 Services/Professional/Business/Health                                                42,997      9.8
 Manufacturing                                                                        34,651      7.9
 Transportation                                                                        8,769      2.0
 Schools and Municipals                                                               10,005      2.3
 Other                                                                                 9,213      2.1
-------------------------------------------------------------------------------------------------------
   Total                                                                            $438,883    100.0%
=======================================================================================================


LOANS
     Total loans outstanding at year end were $438.9 million for 1995, $393.1 million for 1994 and $335.5 million for 1993. The Republic Bank acquisition accounted for $22.9 million of the loan growth in 1994. Total loans outstanding for the five years ended December 31, 1995 are presented in Table 9 for the major loan categories.
     Average total loans outstanding amounted to $404.4 million for 1995, $345.0 million for 1994 and $333.7 million for 1993.
     Consumer loans had an average balance of $110.7 million in 1995, $101.5 million in 1994 and $90.7 million in 1993. For the past several years, the Corporation has developed specific strategies to increase consumer loan volume without compromising credit quality.
     Average commercial loans outstanding for 1995, 1994 and 1993 were $172.5 million, $152.3 million and $134.7 million, respectively. The increase in average commercial loans in 1995 and 1994 resulted from recent acquisitions, improved loan demand by existing customers and development of new business.
     The average balance for tax exempt loans improved $2.8 million in 1995 to $13.2 million from the 1994 average of $10.4 million.
     Residential real estate mortgage loans had an average balance of $108.0 million in 1995 compared to $80.8 million in 1994 and $98.9 million in 1993. Beginning in early 1994, the Corporation retained a greater portion of residential mortgage loans as a strategy of asset-liability management. Total residential mortgage loans sold amounted to $11.0 million in 1995, $19.8 million in 1994 and $56.7 million in 1993 which resulted in gains of $66,000, $138,000 and $603,000 in 1995, 1994 and 1993, respectively. Gains on loans sold are included with the amount reported as Other Income.

--------------------------------------------------------------------------------
                                      22

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
TABLE 11. MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOAN PORTFOLIO

     Table 11 presents the remaining maturity distribution and interest rate sensitivity for commercial loans, tax exempt loans and real estate construction loans, according to scheduled repayments of principal.




                                                       December 31, 1995
                                                          Due In
                                                 1 Year   1 to 5   Over 5
(In Thousands)                                  or Less    Years    Years     Total
-----------------------------------------------------------------------------------
Commercial, Financial and Agricultural Loans   $113,578  $40,298  $ 9,358  $163,234
Tax-Exempt Loans                                  6,072    6,726    1,465    14,263
Real Estate Construction                         14,332    2,704    2,311    19,347
-----------------------------------------------------------------------------------
   Total                                       $133,982  $49,728  $13,134  $196,844
===================================================================================

Variable Interest Rates:
 Commercial, Financial and Agricultural Loans            $14,971  $    --  $ 14,971
 Tax-Exempt Loans                                          4,879       --     4,879
 Real Estate Construction                                  2,345       68     2,413
-----------------------------------------------------------------------------------
   Total                                                 $22,195      $68  $ 22,263
===================================================================================

Fixed Interest Rates:
 Commercial, Financial and Agricultural Loans            $25,327  $ 9,358  $ 34,685
 Tax-Exempt Loans                                          1,847    1,465     3,312
 Real Estate Construction                                    359    2,243     2,602
-----------------------------------------------------------------------------------
   Total                                                 $27,533  $13,066  $ 40,599
===================================================================================



     Additional information relative to the average balance and effective yield for the loan portfolio is presented in Tables 2 and 4. Table 3 presents an analysis of the effect changes in volume and rates had on the earnings of the various loan categories.

NON-PERFORMING LOANS AND OTHER ASSETS
     The Corporation's financial statements are prepared on the accrual basis of accounting, except loans which are placed in a non-accrual status. Restructured loans are those for which concessions, including reduction of interest rates or extended repayment terms, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued using the restructured interest rates.
     Commercial loans are placed in a non-accrual status when management has serious doubts regarding the collection of principal and interest or when payment of interest or principal is 90 days or more past due unless the collection of principal and interest is not considered in doubt. Amounts received on non-accrual commercial loans may be recorded as interest or applied against principal depending upon management's estimation of the collection of the loan. Consumer loans are placed in a non- accrual status when the loan is 90 days past due, upon repossession of the collateral or when management has serious doubts regarding the collection of principal and interest. Real estate mortgage loans are placed in a non-accrual status when foreclosure proceedings have commenced.
     The aggregate amount of non-performing loans and other assets for the five years ended December 31, 1995, is presented in Table 12. Non-performing loans comprise (a) loans accounted for on a non-accrual basis, (b) loans contractually past due 90 days or more as to interest or principal payments and
(c) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. For purposes of this summary, loans renewed on market terms existing at the time of renewal are not considered renegotiated loans. Other non-performing assets are carried at the lower of cost or fair value and consist of other real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossession.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
TABLE 12. ANALYSIS OF NON-PERFORMING LOANS AND OTHER ASSETS



                                                            December 31,
                                  1995                1994                       1993               1992
                             AMOUNT  PERCENT    Amount    Percent           Amount  Percent  Amount      Percent
----------------------------------------------------------------------------------------------------------------
                                                      (Dollar Amounts in Thousands)
Loans:
  Non-Accrual                $1,591     75.0%     $1,063    61.7%           $1,647    61.7%    $879        46.3%
  Past Due                      417     19.7         324    18.8               488    18.3      419        22.1
  Renegotiated                    8       .3          --     --                 84     3.1       --          --
----------------------------------------------------------------------------------------------------------------
 Subtotal Loans               2,016     95.0       1,387    80.5             2,219    83.1    1,298        68.4
Other Real Estate Owned          --       --         324    18.8               452    16.9      548        28.9
Other Assets Acquired
  by Repossession               106      5.0          13      .7                --      --       53         2.7
----------------------------------------------------------------------------------------------------------------
Total Non-performing Assets  $2,122   100.0%      $1,724   100.0%           $2,671   100.0%  $1,899       100.0%
================================================================================================================
Non-performing Assets
 As a Percent of:
  Total Loans, Gross                     .48%                .44%                     .80%                  .61%
  Total Assets                           .29                 .24                       .40                  .29
Equity Capital Plus
 Reserve for Possible
 Loan Losses                            2.61                2.21                      3.56                 2.69

                                  December 31,
                                      1991
                              Amount        Percent
----------------------------------------------------
                       (Dollar Amounts in Thousands)
Loans:
  Non-Accrual                 $  790           52.6%
  Past Due                       391           26.0
  Renegotiated                   140            9.3
----------------------------------------------------
 Subtotal Loans                1,321           87.9
Other Real Estate Owned          161           10.7
Other Assets Acquired
  by Repossession                 19            1.4
----------------------------------------------------
Total Non-performing Assets   $1,501          100.0%
====================================================
Non-performing Assets
 As a Percent of:
  Total Loans, Gross                            .61%
  Total Assets                                  .27
Equity Capital Plus
 Reserve for Possible
 Loan Losses                                   2.34


     The following table presents the changes in the balance of other non-performing assets for the five years ended December 31, 1995.


                                                  As of  December 31,
                                           1995     1994   1993   1992   1991
------------------------------------------------------------------------------
                                                   (In Thousands)
  Balance at beginning of year             $337     $452   $601   $181   $224
  Additional amount due to acquisition       --       --     --    854     --
  Assets acquired                           110       68    337    522    288
  Disposition and reductions               (341)    (183)  (486)  (956)  (331)
-----------------------------------------------------------------------------
  Balance at end of year                   $106     $337   $452   $601   $181
=============================================================================



TABLE 13. INTEREST LOST ON NON-ACCRUAL LOANS

     Table 13 shows the effect that non-accrual loans had upon interest revenue for the five years ended as of December 31, 1995. There has been no loss of revenue on past due or renegotiated loans for the years presented in the table.





                                                              As of December 31,
                                                     1995    1994    1993     1992    1991
------------------------------------------------------------------------------------------
                                                    (In Thousands Except Per Share Amounts)
Gross amount of interest that would have
 been recorded at original rate                     $151     $77    $147     $106    $138
Interest that was reflected in revenue                62      19      63       31      61
------------------------------------------------------------------------------------------
   Reduction of Interest Income                     $ 89    $ 58    $ 84     $ 75    $ 77
==========================================================================================

Per Share (after tax effect of 34%)                  .02     .01     .02      .02     .02


--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

POTENTIAL PROBLEM LOANS
     In addition to the loans classified as non-performing, there are other potential problem loans of $132,000 at December 31, 1995 that management is closely monitoring the borrowers ability to comply with repayment terms, but existing conditions did not warrant either a partial charge-off or classification as non-performing.

CAPITAL EXPENDITURES
     The Corporation had capitalized expenditures for banking premises and leasehold improvements of $472,000 in 1995, $722,000 in 1994 and $403,000 in
1993. In 1995, City Bank relocated its corporate headquarters to another facility and spent $414,000 for improvements to the building. The Republic Bank acquisition added $477,000 to bank premises in 1994. The other expenditures in 1993 through 1995 were made to enhance customer service, efficiency and functionality. Capitalized furniture and equipment expenditures amounted to $748,000 in 1995, $1,317,000 in 1994 and $4,144,000 in 1993. Major
acquisitions in 1995 included $131,000 for personal computers, software and printers, $136,000 for mainframe computer update and software and $152,000 for City Bank to refurbish its new corporate headquarters. Other expenditures for furniture and equipment of $329,000 were made to replace equipment or add new equipment to improve productivity. The Republic Bank acquisition provided $182,000 in furniture and equipment. Major acquisitions in 1994 also include $491,000 for new computer equipment and software and $227,000 for ATM's. The remaining $417,000 of capitalized additions to furniture and equipment in 1994 was incurred by the Corporation's three subsidiary banks that operate 45 financial center offices. In 1993, computer hardware, software and branch automation equipment amounted to $3,078,000. The remaining $1,066,000 in 1993 was due to $500,000 acquired with the acquisition of First State Bank of Charlevoix and $566,000 resulting from new offices, refurbishing facilities and upgrade of equipment to gain technological advantages.

DEPOSITS
     Table 14 presents the average balance for the major deposit categories and the effective interest paid for the five years ended December 31, 1995.

TABLE 14. AVERAGE DEPOSITS AND EFFECTIVE INTEREST RATES



                                              As of  December 31,
                                1995                1994                  1993
                          AVERAGE  INTEREST   Average  Interest   Average      Interest
                          BALANCE      RATE   Balance      Rate   Balance          Rate
----------------------------------------------------------------------------------------
                                     (Dollar Amounts in Thousands)
Demand and Other
 Non-Interest Bearing
  Deposits               $100,968       --%  $101,605       --%   $99,741           --%
Interest-Bearing Demand
 Deposits                 151,943      2.57   159,858      2.56   163,794          2.57
Savings Deposits          124,132      2.64   135,360      2.45   136,436          2.65
Negotiated Rate Time
 Deposits                  25,715      5.75    15,598      4.21    10,583          3.25
Other Time Deposits       197,631      5.33   166,291      4.25   174,319          4.33
----------------------------------------------------------------------------------------
   Total                 $600,389            $578,712            $584,873
========================================================================================

                                    As of  December 31,
                                1992                  1991
                          Average  Interest   Average     Interest
                          Balance      Rate   Balance         Rate
------------------------------------------------------------------
                           (Dollar Amounts in Thousands)
Demand and Other
 Non-Interest Bearing
  Deposits                $82,724        --%  $68,495           --%
Interest-Bearing Demand
 Deposits                 143,904      3.32   137,991         5.06
Savings Deposits          116,786      3.44    84,738         4.70
Negotiated Rate Time
 Deposits                  12,984      3.84    12,345         5.97
Other Time Deposits       174,995      5.33   168,722         6.91
-------------------------------------------------------------------
   Total                 $531,393            $472,291
===================================================================



     Average total deposits outstanding were $600.4 million in 1995 compared to $578.7 million in 1994 and $584.9 million in 1993. The Republic Bank acquisition provided additional deposits of $47.7 million. During 1995, the Corporation developed an innovative marketing campaign to introduce new retail tiered interest rate checking and savings products which were successful in attracting additional balances.
     Non-interest-bearing deposits recorded an average balance outstanding of $101.0 million, $101.6 million and $99.7 million for 1995, 1994 and 1993, respectively. As a percentage of total average deposits, the non-interest-bearing deposits were 16.8%, 17.6% and 17.1% for 1995, 1994 and 1993.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

     Interest-bearing demand deposits had an average balance of $151.9 million, $159.9 million and $163.8 million for 1995, 1994, and 1993. Average savings accounts amounted to $124.1 million in 1995, $135.4 million in 1994 and $136.4 million in 1993, respectively. The overall reduction for these two deposit products in the intervening period of 1993 through 1995 was $24.2 million. Depositors shifted some of these funds to time deposits that offered higher interest rates.
     The average balance for time deposits was $197.6 million in 1995 compared to $166.3 million in 1994 and $174.3 million in 1993, an overall increase of $23.3 million. During 1995, the Corporation aggressively competed for time deposits to fund loan demand with interest rates lower than for Federal Funds purchased.
     The maturity schedule for time deposits of $100,000 or more outstanding at December 31, 1995 is reported in Table 15. Additional information relative to the effect that changes in volume and rates had on the interest expense for the various deposit categories is presented in Table 3.

TABLE 15. MATURITIES OF CONSOLIDATED TIME DEPOSITS OF $100,000 OR MORE


                                                DECEMBER 31, 1995
                                                       Total
              ----------------------------------------------------
              Amount Maturing In:                   (In Thousands)
               Three months or less                     $16,689
               Three to six months                        8,482
               Six to twelve months                       4,099
               Over twelve months                         7,324
              ----------------------------------------------------
                    Total                               $36,594
              ====================================================


SHORT-TERM LIABILITIES
     Short-term interest-bearing liabilities consists of Federal Funds Purchased and Demand Notes Issued to the U.S. Treasury. The average balance for these short-term interest-bearing liabilities was $7.0 million in 1995 compared to $4.4 million in 1994 and $8.5 million in 1993. Tables 2 and 4 provide information relative to the average balance and effective interest rate for these short-term liabilities. Table 3 reports the effect that changes in volume and rates had on the interest expense for these short-term liabilities.

NOTE PAYABLE AND CAPITAL LEASE
     The Corporation has a five year fixed rate note of 6.25% which matures on January 15, 1998. The amount outstanding as of December 31, 1995 was $4,275,000 and requires quarterly principal payments of $475,000. The average balance for this note amounted to $5.1 million in 1995, $7.0 million in 1994 and $8.5 million in 1993. City Bank has a capital lease for one of its financial centers with a balance of $336,000 at December 31, 1995 which expires in 2006. Additional information relative to the capital lease is presented in
Note 9 of the Notes to Consolidated Financial Statements.

RATE SENSITIVITY ANALYSIS
     The relationship between earning assets and liabilities considered to be interest-sensitive within given maturity ranges is called the asset or liability funding gap depending on whether such interest-sensitive assets exceed or are exceeded by interest-sensitive liabilities. The magnitude of the funding gap in the various calendar periods provides a general indication of the extent to which future earnings, primarily net interest income, may be effected by interest rate changes. At December 31, 1995, total earning assets exceeded interest-bearing liabilities by $126.9 million. These assets were funded by non-interest-bearing demand deposit accounts and equity capital. Table 16 summarizes the Rate Sensitivity Analysis of earning assets and interest-bearing liabilities.


--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
TABLE 16. RATE SENSITIVITY ANALYSIS

                                                    As of December 31, 1995
                                       1-90    91-180   181-365     1- 5    Over 5
(In Thousands)                         Days      Days      Days    Years     Years     Total
--------------------------------------------------------------------------------------------
Consumer Loans                     $ 19,660 $   1,021 $   2,565 $ 77,867  $  9,516 $ 110,629
Commercial Loans                     77,121     3,822     9,749   20,457     2,459   113,608
Commercial Real Estate Loans         27,044     1,249     3,704   22,233    10,083    64,313
Mortgage Loans                       15,666     6,922    14,676   43,032    70,037   150,333
--------------------------------------------------------------------------------------------
   Total Loans                      139,491    13,014    30,694  163,589    92,095   438,883
--------------------------------------------------------------------------------------------
Securities Available For Sale         5,080     6,442    18,859  166,921    11,946   209,248
--------------------------------------------------------------------------------------------
Money Market Assets                   1,790        --        --       --        --     1,790
--------------------------------------------------------------------------------------------
Earning Assets                      146,361    19,456    49,553  330,510   104,041   649,921
--------------------------------------------------------------------------------------------
Interest-Bearing Demand Deposits     12,480    12,355    25,084   91,672        --   141,591
Savings Deposit                       6,513     6,448    13,090  104,203        --   130,254
Time Deposits                        48,139    47,984    44,438   97,197     2,247   240,005
Other Interest-Bearing Liabilities    6,994       479       959    2,475       219    11,126
--------------------------------------------------------------------------------------------
   Total Liabilities                 74,126    67,266    83,571  295,547     2,466   522,976
--------------------------------------------------------------------------------------------
Net Asset (Liability)
   Funding Gap                       72,235  (47,810)  (34,018)   34,963   101,575   126,945
--------------------------------------------------------------------------------------------
Cumulative Net Asset (Liability)
   Funding Gap                     $ 72,235 $  24,425 $ (9,593) $ 25,370  $126,945 $      --
============================================================================================


1. This table presents earning assets and interest-bearing liabilities by maturity or the earliest repricing opportunity.
2. Visa Gold (credit card loans) balances were spread according to repayment terms.
3. Student loans were spread with a maturity of 60 days prior to the anticipated student graduation date.
4. Unrealized gains and losses have been excluded from this presentation.
5. Interest-bearing demand deposits and savings accounts were spread on the basis of Interest Rate Risk (IRR) guidelines of the regulatory agencies which allows a portion to be allocated to the 1-5 year maturity period and the remaining amount allocated evenly to the 1-90 day, 91-180 day, 181-273 day, and 274-365 day periods. The amounts for the later two maturity periods were combined into the 181-365 day maturity period for the presentation in the table.

TABLE 17. FINANCIAL RATIOS
     The following ratios are among those commonly used in analyzing bank holding company financial statements:



                                                    As of December 31,
                                            1995   1994   1993   1992   1991
----------------------------------------------------------------------------
Profitability Ratios:
   Rate of Return on Average:
    Earning Assets (1)                       .73%  1.09%  1.20%  1.54%  1.26%
    Total Assets (1)                         .66    .98   1.08   1.42   1.17
    Total Shareholders' Equity (1)          6.02   8.78  10.59  13.53  10.68
Liquidity and Capital Ratios:
    Average Primary Capital to
     Average Total Assets  (2)             11.49  11.62  10.72  10.90  11.33
    Average Total Shareholders' Equity to
     Average Earning Assets                12.14  12.40  11.38  11.41  11.78
    Average Total Shareholders' Equity to
     Average Total Assets                  10.99  11.16  10.23  10.48  10.95
    Dividend Payout Ratio on Common
     Stock (3)                             72.82  50.97  45.04  36.65  48.79


(1) Based on net income.
(2) Primary capital is total shareholders' equity plus the reserve for possible loan losses. Average assets have been increased by the average of the reserve for possible loan losses.
(3) Cash dividends declared on common stock as a percentage of net income.
--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
TABLE 18. CONSOLIDATED AVERAGE BALANCE SHEET - FINANCIAL STATISTICS


                                                                    As of December 31,
(Dollar Amounts in Thousands)                        1995      1994      1993      1992      1991      1990
-----------------------------------------------------------------------------------------------------------
ASSETS:
Securities Available for Sale:
 U.S. Treasury                                   $ 47,455  $ 67,418  $     --  $     --  $     --  $     --
 U. S. Government Agencies                         27,594    33,947        --        --        --        --
 States and Political Subdivisions                    385        --        --        --        --        --
 Other                                                192     2,194        --        --        --        --
-----------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale              75,626   103,559        --        --        --        --
-----------------------------------------------------------------------------------------------------------
Securities Held to Maturity                       141,236   148,908   258,857   253,882   255,387   236,521
-----------------------------------------------------------------------------------------------------------
Consumer Loans                                    110,674   101,509    90,726    65,333    53,349    56,860
Commercial Loans                                  172,512   152,257   134,677    90,725    80,442    77,037
Tax Exempt Loans                                   13,168    10,404     9,429    12,514    12,361    14,008
Real Estate Mortgage Loans                        108,025    80,782    98,850   127,125    94,515    94,352
-----------------------------------------------------------------------------------------------------------
     Subtotal Loans                               404,379   344,952   333,682   295,697   240,667   242,257
Reserve for Possible Loan Losses                  (3,977)   (3,540)   (3,663)   (2,881)   (2,366)   (2,380)
-----------------------------------------------------------------------------------------------------------
     Net Loans                                    400,402   341,412   330,019   292,816   238,301   239,877
-----------------------------------------------------------------------------------------------------------
Money Market Assets                                10,051    10,441    16,798    14,759    15,724    18,699
-----------------------------------------------------------------------------------------------------------
Total Earning Assets                              627,315   604,320   605,674   561,457   509,412   495,097
-----------------------------------------------------------------------------------------------------------
Cash and Due from Banks                            32,003    33,724    38,383    30,475    25,158    24,716
Goodwill and Premium on Core Deposits              11,220     8,377     7,754     2,879        --        --
Other Assets, Net                                  26,748    26,235    25,537    19,792    15,955    14,203
-----------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                               $697,286  $672,656  $677,348  $614,603  $550,525  $534,016
===========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand and Other Non-Interest
   Bearing Deposits                              $100,968  $101,605   $99,741   $82,724  $ 68,495  $ 70,579
Interest-Bearing Demand Deposits                  151,943   159,858   163,794   143,904   137,991   135,390
Savings Deposits                                  124,132   135,360   136,436   116,786    84,738    82,748
Time Deposits                                     223,346   181,889   184,902   187,979   181,067   170,130
-----------------------------------------------------------------------------------------------------------
     Total Deposits                               600,389   578,712   584,873   531,393   472,291   458,847
-----------------------------------------------------------------------------------------------------------
Short-Term Interest-Bearing Liabilities             7,009     4,362     8,454    14,164    13,799    12,235
Note Payable and Capital Leases                     5,396     7,403     8,999       625       716       801
Other Liabilities                                   7,865     7,112     5,700     4,011     3,457     4,930
Shareholders' Equity                               76,627    75,067    69,322    64,410    60,262    57,203
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                             $697,286  $672,656  $677,348  $614,603  $550,525  $534,016
===========================================================================================================
FINANCIAL  RATIOS:
Dividend Payout Ratio                              72.82%    50.97%    45.04%    36.65%    48.79%    44.52%
Return on Average Total Assets before
  Cumulative Effect of Change in Accounting           .66       .98      1.24      1.42      1.17      1.33
Return on Average Total Assets                        .66       .98      1.08      1.42      1.17      1.33
Return on Average Shareholders' Equity
  before Cumulative Change in Accounting             6.02      8.78     12.14     13.53     10.68     12.45
Return on Average Shareholders' Equity               6.02      8.78     10.59     13.53     10.68     12.45
Tier I Capital to Risk-Adjusted Assets              15.66     15.63     18.40     19.91     25.88     24.77
Average Shareholders' Equity
   to Average Total Assets                          10.99     11.16     10.23     10.48     10.95     10.71
Average Primary Capital to Average Total Assets     11.49     11.62     10.72     10.90     11.33     11.11
Average Loans to Average Deposits                   67.35     59.61     57.05     55.65     50.96     52.80
Net Charge-Offs to Average Net Loans                  .15       .17       .09       .05      0.12      0.10
Average Loans Times Average
Shareholders' Equity                                5.28X     4.60X     4.81X     4.59X     3.99X     4.24X

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

TABLE 19. CONSOLIDATED STATEMENT OF INCOME - FINANCIAL STATISTICS

(Dollar Amounts in Thousands                                      As of December 31,
Except Per Share Data)                                1995       1994          1993          1992       1991       1990
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME ON:
Consumer Loans                                   $    9,958 $    8,947    $    8,489    $    6,763 $    6,327 $    7,077
Commercial Loans                                     16,179     12,338        10,138         7,064      7,733      8,273
Tax Exempt Loans                                        927        658           597           804        963      1,212
Real Estate Mortgage Loans                            9,291      6,882         9,397        11,920      9,756      9,882
Securities Available for Sale:
 U.S. Treasury                                        3,372      5,086            --            --         --         --
 U.S. Government Agencies                             2,065      2,629            --            --         --         --
 States and Political Subdivisions                       23         --            --            --         --         --
 Other                                                    5         79            --            --         --         --
Securities Held to Maturity                           8,122      8,438        17,530        20,045     21,023     19,882
Money Market Assets                                     550        428           627           528        868      1,506
------------------------------------------------------------------------------------------------------------------------
    Total Interest Income                            50,492     45,485        46,778        47,124     46,670     47,832
------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE ON:
Demand Deposits                                       3,907      4,095         4,216         4,775      6,981      7,541
Savings Deposits                                      3,272      3,314         3,615         4,013      3,981      3,943
Time Deposits                                        11,994      7,725         7,889         9,830     12,397     13,215
Other Liabilities                                       811        745           749           376        655        899
------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                           19,984     15,879        16,469        18,994     24,014     25,598
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                  30,508     29,606        30,309        28,130     22,656     22,234
Provision for Possible Loan Losses                      672        534           392           595        315        210
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                            29,836     29,072        29,917        27,535     22,341     22,024
------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Security Gains                                           82        942         1,787         2,030        673        195
Trust Income                                          2,012      2,008         2,015         2,014      1,771      1,699
Other Income                                          4,221      4,081         4,111         2,845      2,393      1,937
------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                         6,315      7,031         7,913         6,889      4,837      3,831
------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Salaries and Employee Benefits                       12,953     12,629        12,399        11,385      9,768      9,479
Occupancy and Furniture and
 Equipment                                            5,028      4,682         4,216         3,299      2,853      2,512
Other Operating Expenses                             11,402      9,211         9,150         7,367      5,710      4,116
------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expenses                      29,383     26,522        25,765        22,051     18,331     16,107
------------------------------------------------------------------------------------------------------------------------
  Income before Provision for Federal
   Income Tax                                         6,768      9,581        12,065        12,373      8,847      9,748
Provision for Federal Income Tax                      2,152      2,987         3,646         3,661      2,409      2,625
------------------------------------------------------------------------------------------------------------------------
Net Income before Cumulative
 Effect of Change in Accounting                       4,616      6,594         8,419         8,712      6,438      7,123
Change in Accounting, Net of Tax
 Effect of $557                                          --         --         1,081            --         --         --
------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                     $    4,616 $    6,594    $    7,338    $    8,712 $    6,438 $    7,123
========================================================================================================================
PER SHARE DATA:
 Net Income before Cumulative
  Effect of Change in Accounting                 $     1.65 $     2.35    $     3.00    $     3.11 $     2.29 $     2.52
 Net Income                                            1.65       2.35          2.62          3.11       2.29       2.52
 Cash Dividends Declared                               1.20       1.20          1.18          1.14       1.12       1.12
 Book Value at Year End                               27.65      26.42         25.46         24.02      22.05      20.87
 Market Price at Year End (Average
  Bid/Ask)                                            33.88      29.50         34.00         28.50      21.00      20.00
MISCELLANEOUS DATA:
 Average Shares Outstanding                       2,803,437  2,803,158     2,803,300     2,801,053  2,805,857  2,832,139
 Actual Shares Outstanding at
  Year End                                        2,801,053  2,801,053     2,801,053     2,801,053  2,801,053  2,815,677
 Number of Shareholders                               2,094      2,157         2,137         2,124      2,097      2,070

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

LIQUIDITY
     The Corporation manages liquidity at two levels, the parent organization and its subsidiaries. The Corporation's primary source of funds are dividends received from its subsidiary banks. The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders and satisfy other operating requirements. The amount of dividends paid to the Corporation by the subsidiary banks was $6,763,000 in 1995, $8,759,000 in 1994 and $3,850,000 in 1993. The amount of dividends eligible for distribution from subsidiary banks to the Corporation as of December 31, 1995 without regulatory approval, is approximately $16,300,000. Additional information relative to the restriction of dividends is presented in Note 16 of the Notes to Consolidated Financial Statements.
     The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and take advantage of interest rate market opportunities. Bank liquidity is considered in terms of the nature and mix of the bank's sources and uses of funds. For the Corporation, the major sources of liquidity are money market assets, loan repayments (including demand loans) and investments. The average balance for money market assets amounted to $10.1 million in 1995, $10.4 million in 1994, and $16.8 million in 1993. At December 31, 1995, 1994 and 1993, these assets were $1.8 million, $14.8 million and $13.6 million, respectively. Securities Available for Sale totaled $211.7 million as of December 31, 1995.
     Large deposits of $100,000 or more generally are more volatile and, therefore, are closely monitored for volume and interest rate. The Corporation is not dependent upon large deposits for liquidity. These deposits had balances of $36.7 million, $27.7 million and $20.5 million at December 31, 1995, 1994 and 1993, respectively. The level of commitments for loans and letters of credit issued by the Corporation remains well within its capacity to fund them from available resources, including a viable customer base served by the subsidiary banks.
     The management of interest rates on earning assets and interest-bearing liabilities is critical to the preservation of the Corporation's stability during periods of fluctuating interest rates. Emphasis is placed on maintaining a controlled rate sensitivity position to avoid wide swings in spreads and minimize risk due to changing interest rates. A maturity schedule of the Securities Available for Sale as of December 31, 1995, presented in Note 4 of the Notes to Consolidated Financial Statements, will assist in analyzing the Corporation's liquidity position which management believes to be excellent.

CAPITAL
     One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, shareholders and bank regulators. A strong capital position should help the Corporation withstand adverse economic developments and take advantage of profitable business opportunities when they arise. Capital provides the foundation for growth and expansion.
     The Corporation's shareholders' equity totaled $77,458,000 as of December 31, 1995. Shareholders' equity increased $3,449,000 in 1995 compared to $2,686,000 in 1994 and $4,032,000 in 1993, an aggregate increase of $10,167,000 or 10.0% from the $67,291,000 as of January 1, 1993.
     The adequacy of capital can best be evaluated by comparing it to the guidelines established by banking regulatory authorities. Those guidelines are described under the caption "Supervision and Regulation, 1. Bank Holding Companies" included in "Item 1. Business" of the Form 10-K portion of this Report.
     The Corporation does not have any outstanding preferred stock or unsecured long-term debt. The subsidiary banks do not have any convertible debt instruments or subordinated notes. Therefore, the Corporation's primary capital and total capital consists of shareholders' equity and the reserve for possible loan losses. For the three years ended December 31, 1995, the Corporation's average primary capital, as a percentage of average assets, was 11.49%, 11.62%, and 10.72%. These ratios exceed the minimum standards established by the regulatory authorities. The Corporation's total risk-based capital approximated 16.59% in 1995, 16.60% in 1994 and 19.46% in 1993, which greatly exceeds the guidelines established by the regulatory authorities. The Corporation's Tier 1 Capital Leverage Ratio (Tier 1 capital to adjusted average total assets) was 9.44%, 9.38%, and 9.33% as of December 31, 1995, 1994 and 1993, compared to minimum regulatory requirement of 3.0 - 5.0%.
     The Corporation's strong capital base makes it mathematically difficult to generate a high rate of return on shareholders' equity. The return on average shareholders' equity was 6.02% for 1995, 8.78% for 1994 and 10.59% for 1993. Dividends declared by the Corporation totaled $3,361,000 in 1995 and in 1994 compared to $3,306,000 in 1993. The dividend payout ratio, which is dividends declared divided by net income, was 72.82%, 50.97%, and 45.04% for 1995, 1994 and 1993, respectively. The annual cash dividends per share were $1.20 in 1995 and 1994 and $1.18 in 1993.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Since the dividend declared and cash dividends per share remained the same in 1995 and 1994, the lower net income in 1995 resulted in an abnormally high dividend payout ratio in 1995. Management attempts to maintain a consistent dividend payment per share to enhance the marketability of the Corporation's common stock.

TABLE 20. QUARTERLY DATA



                                                                            1995
                                                               Fourth      Third     Second      First
(In Thousands)                                       Total    Quarter    Quarter    Quarter    Quarter
------------------------------------------------------------------------------------------------------
Interest Income                                 $   50,492 $   13,078 $   12,567 $   12,460 $   12,387
Interest Expense                                    19,984      5,309      5,070      4,894      4,711
------------------------------------------------------------------------------------------------------

  Net Interest Income                               30,508      7,769      7,497      7,566      7,676
Provision for Possible Loan Losses                     672        164        165        164        179
Security Gains                                          82         52          1         17         12
Total Other Non-Interest Income                      6,233      1,582      1,675      1,578      1,398
Total Non-Interest Expenses                         29,383      7,971      7,587      6,842      6,983
------------------------------------------------------------------------------------------------------
 Income before Provision for Federal Income Tax      6,768      1,268      1,421      2,155      1,924
Provision for Federal Income Tax                     2,152        495        410        671        576
------------------------------------------------------------------------------------------------------
  Net Income                                    $    4,616 $      773 $    1,011 $    1,484 $    1,348
======================================================================================================
Per Share Data:
  Net Income                                    $     1.65 $      .28 $      .36 $      .53 $      .48
Average Number of Common Shares Outstanding      2,803,437  2,804,711  2,804,671  2,802,970  2,802,854

                                                                            1994
                                                               Fourth      Third     Second      First
(In Thousands)                                       Total    Quarter    Quarter    Quarter    Quarter
------------------------------------------------------------------------------------------------------
Interest Income                                 $   45,485 $   11,529 $   11,668 $   11,312 $   10,976
Interest Expense                                    15,879      4,292      3,957      3,831      3,799
------------------------------------------------------------------------------------------------------
  Net Interest Income                               29,606      7,237      7,711      7,481      7,177
Provision for Possible Loan Losses                     534        139        140        139        116
Security Gains                                         942        602        183         24        133
Total Other Non-Interest Income                      6,089      1,382      1,505      1,413      1,789
Total Non-Interest Expenses                         26,522      6,396      6,841      6,719      6,566
------------------------------------------------------------------------------------------------------
 Income before Provision for Federal Income Tax      9,581      2,686      2,418      2,060      2,417
Provision for Federal Income Tax                     2,987        859        706        641        781
------------------------------------------------------------------------------------------------------
  Net Income                                    $    6,594 $    1,827 $    1,712 $    1,419 $    1,636
======================================================================================================
Per Share Data:
  Net Income                                    $     2.35 $      .65 $      .61 $      .51 $      .58
Average Number of Common Shares Outstanding      2,803,158  2,802,841  2,803,493  2,803,806  2,803,687


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. The following audited consolidated financial statements and report of Independent Public Accountants are set forth in this Annual Report and Form 10-K on the pages indicated:

                                                                 Page Numbers
                                                                 ------------
   Consolidated Balance Sheet                                         38
   Consolidated Statement of Income                                   39
   Consolidated Statement of Shareholders' Equity                     40
   Consolidated Statement of Cash Flows                               41
   Notes to Consolidated Financial Statements                         42-50
   Report of Independent Public Accountants                           51


B. The following additional data is set forth in the following pages:
   Report of Management                                               52

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------



                                                                           As of December 31
(In Thousands)                                                            1995         1994
---------------------------------------------------------------------------------------------
ASSETS:
Cash and Cash Equivalents:
 Cash and Due from Banks                                               $ 37,068     $ 39,826
 Money Market Assets                                                      1,790       14,832
---------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                       38,858       54,658
---------------------------------------------------------------------------------------------
Securities Available for Sale:
 U.S. Treasury                                                          161,390       59,645
 U.S. Government Agencies                                                39,008       29,773
 States and Political Subdivisions                                       11,186           --
 Other                                                                      161          197
---------------------------------------------------------------------------------------------
   Total Securities Available for Sale                                  211,745       89,615
---------------------------------------------------------------------------------------------
Securities Held to Maturity (Market value of $139,964)                       --      147,986
---------------------------------------------------------------------------------------------
Loans:
 Consumer Loans                                                         120,678      108,137
 Commercial Loans                                                       177,921      167,869
 Tax Exempt Loans                                                        14,263       14,674
 Real Estate Mortgage Loans                                             126,021      102,439
---------------------------------------------------------------------------------------------
   Subtotal Loans                                                       438,883      393,119
Reserve for Possible Loan Losses                                        (3,934)      (3,865)
---------------------------------------------------------------------------------------------
   Net Loans                                                            434,949      389,254
---------------------------------------------------------------------------------------------
Premises and Equipment, Net                                              15,350       16,283
Other Real Estate Owned                                                      --          324
Income Earned Not Received                                                6,996        7,281
Goodwill and Premium on Core Deposits, Net                                9,937       11,914
Other Assets                                                              2,048        2,949
---------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                        $719,883     $720,264
=============================================================================================
LIABILITIES:
Deposits:
 Demand Deposits                                                       $110,459     $109,940
 Interest-Bearing Demand Deposits                                       141,591      168,610
 Savings Deposits                                                       130,254      132,365
 Time Deposits                                                          240,156      209,734
---------------------------------------------------------------------------------------------
    Total Deposits                                                      622,460      620,649
---------------------------------------------------------------------------------------------
Short-Term Interest-Bearing Liabilities                                   6,515       12,500
Note Payable and Capital Leases                                           4,611        6,526
Accrued Expenses                                                          3,868        3,730
Dividend Payable                                                            840          840
Other Liabilities                                                         4,131        2,010
---------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                  642,425      646,255
---------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Preferred Stock-no par value, 100,000 shares authorized,
 none outstanding                                                            --           --
Common Stock-$7.50 par value, 5,000,000 shares authorized,
 2,801,053 shares outstanding                                            21,008       21,008
Capital Surplus                                                           8,073        8,073
Undivided Profits                                                        46,730       45,475
Unrealized Gains (Losses) on Securities Available for Sale,
 Net of Tax Effect                                                        1,647         (547)
---------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                        77,458       74,009
---------------------------------------------------------------------------------------------
       TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY                     $719,883     $720,264
=============================================================================================





The accompanying notes are an integral part of this statement.
--------------------------------------------------------------------------------
                                      32

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------

                                                                                       For the Year Ended December 31,
(Dollar Amounts In Thousands Except Per Share Data)                                       1995       1994       1993
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans:
 Consumer Loans                                                                     $    9,958  $    8,947 $    8,489
 Commercial Loans                                                                       16,179      12,338     10,138
 Tax Exempt Loans                                                                          927         658        597
 Real Estate Mortgage Loans                                                              9,291       6,882      9,397
-----------------------------------------------------------------------------------------------------------------------
   Total Interest and Fees on Loans                                                     36,355      28,825     28,621
-----------------------------------------------------------------------------------------------------------------------
Interest on Securities Available for Sale:
 U. S. Treasury                                                                          3,372       5,086         --
 U. S. Government Agencies                                                               2,065       2,629         --
 States and Political Subdivisions                                                          23          --         --
 Other                                                                                       5          79         --
-----------------------------------------------------------------------------------------------------------------------
   Total Interest on Securities Available for Sale                                       5,465       7,794         --
-----------------------------------------------------------------------------------------------------------------------
Interest on Securities Held to Maturity                                                  8,122       8,438     17,530
Interest on Money Market Assets                                                            550         428        627
-----------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                                                50,492      45,485     46,778
-----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Demand Deposits                                                              3,907       4,095      4,216
Interest on Savings Deposits                                                             3,272       3,314      3,615
Interest on Time Deposits                                                               11,994       7,725      7,889
Interest on Other Liabilities                                                              811         745        749
-----------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                                               19,984      15,879     16,469
-----------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                                   30,508      29,606     30,309
Provision for Possible Loan Losses                                                         672         534        392
-----------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                          29,836      29,072     29,917
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Trust Income                                                                             2,012       2,008      2,015
Service Charges on Deposit Accounts                                                      2,704       2,276      2,400
Fees for Other Services to Customers                                                     1,381       1,200        941
Security Gains                                                                              82         942      1,787
Other Income                                                                               136         605        770
-----------------------------------------------------------------------------------------------------------------------
  Total Non-Interest Income                                                              6,315       7,031      7,913
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Salaries and Wages                                                                      10,303       9,955      9,752
Employee Benefits                                                                        2,650       2,674      2,647
Occupancy Expenses                                                                       2,544       2,368      2,250
Furniture and Equipment Expenses                                                         2,484       2,314      1,966
FDIC Insurance Premiums                                                                    685       1,266      1,305
Restructuring Charge                                                                     2,278          --         --
Other Operating Expenses                                                                 8,439       7,945      7,845
-----------------------------------------------------------------------------------------------------------------------
  Total Non-Interest Expenses                                                           29,383     26,522     25,765
-----------------------------------------------------------------------------------------------------------------------
     Income before Provision for Federal Income Tax                                      6,768       9,581     12,065
Provision for Federal Income Tax                                                         2,152       2,987      3,646
-----------------------------------------------------------------------------------------------------------------------
Net Income before Cumulative Effect of Change in Accounting                              4,616       6,594      8,419
Change in Accounting, Net of Tax Effect of $557                                             --          --      1,081
-----------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                     $    4,616  $    6,594 $    7,338
=======================================================================================================================
Per Share Data:
 Net Income before Cumulative Effect of Change in Accounting                             $1.65       $2.35      $3.00
 Net Income                                                                               1.65        2.35       2.62
Average Number of Common Shares Outstanding                                          2,803,437   2,803,158  2,803,300


The accompanying notes are an integral part of this statement.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
--------------------------------------------------------------------------------

                                                                                       For the Year Ended December 31,
(Dollar Amounts In Thousands Except Share Data)                                        1995          1994         1993
-------------------------------------------------------------------------------------------------------------------------
SHARES OF COMMON STOCK:
Shares Outstanding as of December 31                                                  2,801,053    2,801,053   2,801,053
=========================================================================================================================

COMMON STOCK:
Balance at December 31                                                                  $21,008      $21,008     $21,008
-------------------------------------------------------------------------------------------------------------------------

CAPITAL SURPLUS:
  Balance at December 31                                                                  8,073        8,073       8,073
-------------------------------------------------------------------------------------------------------------------------

UNDIVIDED PROFITS:
Balance at January 1                                                                     45,475       42,242      38,210
Net Income                                                                                4,616        6,594       7,338
Cash Dividends Declared ($1.20, $1.20 and $1.18 per share, respectively)                 (3,361)      (3,361)     (3,306)
-------------------------------------------------------------------------------------------------------------------------
  Balance at December 31                                                                 46,730       45,475      42,242
-------------------------------------------------------------------------------------------------------------------------

UNREALIZED GAINS (LOSSES) ON SECURITIES AVAILABLE FOR SALE:
Balance at January 1                                                                       (547)          --          --
Change in Unrealized Gain (Loss) on Securities
  Available for Sale, Net                                                                 2,194         (547)         --
-------------------------------------------------------------------------------------------------------------------------
  Balance at December 31                                                                  1,647         (547)         --
-------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                              $77,458      $74,009     $71,323
=========================================================================================================================


The accomanying notes are an integral part of this statement.

--------------------------------------------------------------------------------
                                      34

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                  For the Year Ended December 31,
(In Thousands)                                                                                       1995      1994       1993
-----------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash Flows from Operating Activities:
  Interest and Fees Received                                                                      $ 57,976   $ 52,890  $  54,157
  Interest Paid                                                                                    (19,129)   (15,583)   (16,566)
  Cash Paid to Suppliers and Employees                                                             (23,731)   (23,692)   (22,560)
  Income Taxes Paid                                                                                 (2,728)    (3,229)    (3,365)
-----------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                                                       12,388     10,386     11,666
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Proceeds from Sales of Securities Available for Sale                                               13,109     24,419         --
 Proceeds from Sales of Securities Held to Maturity                                                     --         --     82,224
 Proceeds from Maturities/Calls of Securities Available for Sale                                    33,000     21,700         --
 Proceeds from Maturities/Calls of Securities Held to Maturity                                       2,112     35,789    206,304
 Purchase of Securities Available for Sale                                                         (19,953)   (20,846)        --
 Purchase of Securities Held to Maturity                                                               --     (40,547)  (290,542)
    Net Increase in Loans                                                                          (46,366)   (29,244)    (2,704)
 Proceeds from Sales of Other Real Estate Owned                                                        352        110        114
 Purchase of Subsidiary Banks and Branches                                                              --     13,608     (9,998)
 Capital Expenditures                                                                                 (992)    (2,466)    (5,498)
 Cash Acquired in Purchase of Subsidiary Banks and Branches                                             --        268     25,117
-----------------------------------------------------------------------------------------------------------------------------------
   Net Cash Provided (Used) by Investing Activities                                                (18,738)     2,791      5,017
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from Note Payable                                                                             --         --      9,500
 Repayment of Note Payable                                                                          (1,900)    (1,900)    (1,425)
 Net Increase (Decrease) in Deposits and Short-Term Liabilities                                     (4,174)     1,381    (36,114)
 Cash Dividends Paid                                                                                (3,361)    (3,361)    (3,278)
 Payment of Capital Lease Obligations                                                                  (15)      (103)      (103)
-----------------------------------------------------------------------------------------------------------------------------------
   Net Cash Used by Financing Activities                                                            (9,450)    (3,983)   (31,420)
-----------------------------------------------------------------------------------------------------------------------------------
   Net Increase (Decrease) in Cash and Cash Equivalents                                            (15,800)     9,194    (14,737)
   Cash and Cash Equivalents at Beginning of Year                                                   54,658     45,464     60,201
-----------------------------------------------------------------------------------------------------------------------------------
   Cash and Cash Equivalents at End of Year                                                       $ 38,858   $ 54,658  $  45,464
===================================================================================================================================
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                                        $  4,616   $  6,594  $   7,338
 Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
 Provision for Depreciation and Amortization                                                         1,890      1,870      1,554
 Amortization (Accretion) of Net Premium (Discount)
  on Purchased Subsidiaries                                                                          1,989        873        805
 Amortization of Discount and Premiums on Investment Securities, Net                                   996      1,251      1,075
 Provision for Possible Loan Losses                                                                    672        534        392
 Security Gains                                                                                        (82)      (942)    (1,787)
 (Increase) Decrease in Income Earned Not Received                                                     285       (522)       207
 Increase in Other Assets                                                                              368        819        880
 Gain on Sale of Other Real Estate Owned                                                               (29)        (1)       (29)
 Increase (Decrease) in Interest Payable                                                               855        346       (199)
 Increase (Decrease) in Income Taxes Payable                                                          (576)      (241)       282
 Increase (Decrease) in Accrued Expenses                                                             1,404       (195)     1,148
-----------------------------------------------------------------------------------------------------------------------------------
 Net Cash Provided by Operating Activities                                                         $12,388   $ 10,386  $  11,666
===================================================================================================================================





The accompanying notes are an integral part of this statement.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES
     The accounting and reporting policies of CB Financial Corporation and its subsidiaries (the "Corporation") conform to generally accepted accounting principles and reporting practices prescribed for the banking industry. Such policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies are described in the following paragraphs.

CONSOLIDATION
     The consolidated financial statements of the Corporation include the accounts of CB Financial Corporation (the parent company) and its wholly-owned subsidiaries. The subsidiaries are City Bank and Trust Company (CB & T) located in Jackson, Michigan, City Bank (CB) located in St. Johns, Michigan and CB North (CBN) located in Charlevoix, Michigan. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements. All such adjustments are of a normal recurring nature.

STATEMENT OF CASH FLOWS
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and money markets assets. Effective December 19, 1995, a non-cash transfer of $145,074,000 attributable to reclassifying debt securities from Held to Maturity to Available for Sale was made.

MONEY MARKET ASSETS
     Federal Funds Sold, Certificates of Deposits held at other banks, and short term interest bearing cash balances are classified as Money Market Assets.

SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY
     CB Financial Corporation on December 19, 1995 reclassified all Held to Maturity securities to Available for Sale. Previously these securities were carried at historical cost, adjusted for amortization of premiums and accretion of discounts. The decision to reclassify was made in conjunction with the Financial Accounting Standards Board's issuance of an implementation guide which allowed a one time opportunity to reassess and reclassify securities. In connection with this reclassification unrealized gains of $1,170,000 were recorded in Available for Sale securities and in Shareholders' Equity on a net of tax basis.
     In May, 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement, effective January 1, 1994, requires investments to be categorized as follows: 1.) Held to Maturity securities which include debt securities that the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost, 2.) Trading securities which would include debt and equity securities which are bought and held principally for the purpose of selling them in the near term and are reported at fair value with unrealized gains and losses included in earnings, and 3.) Available for Sale securities which include debt and equity securities not classified in either of the other two categories and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The Corporation adopted this standard effective January 1, 1994 by reclassifying $119,682,000 in securities as Available for Sale and recording a net impact of adoption as an increase to shareholders' equity of approximately $3,885,000 (net of tax of $2,001,000).
     Gains realized on the sale of investment securities are determined on the specific identification method and are reported in security gains.
     Premiums are deducted and discounts are added to interest income on investment securities using methods that approximate the level yield method.

LOANS
     Loans are reported as the principal amount outstanding, net of unearned income. Mortgage loans held for sale are carried at the lower of aggregate cost or market. Interest income on loans is recorded on an accrual basis until an interest or principal payment is more than 90 days past due and/or, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the contract. At the time a loan is placed in a non-accrual status, unpaid interest is reversed against interest income of the current period.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

Loans are returned to an accrual status when factors indicating doubtful collectibility no longer exist.
     In May 1995, Statement of Financial Accounting Standards (SFAS) No. 122 "Accounting for Mortgage Servicing Rights" was issued effective for fiscal years beginning after December 15, 1995. The Statement requires capitalization of servicing rights on mortgage loans, when the loans are to be sold and the servicing retained. This Statement will be adopted by the Corporation in 1996 and will not have a material impact on the financial position or the results of operations of the Corporation.

RESERVE FOR POSSIBLE LOAN LOSSES
     The reserve for possible loan losses is maintained at a level considered by management to be adequate to absorb reasonably foreseeable loan losses. In estimating potential loan losses and determining the adequacy of the reserve, management evaluates current economic conditions, individual loans, actual loan loss experience, changes in the character and size of the loan portfolio and other pertinent factors. Ultimate loan losses may vary from current estimates and the amount of the provision, which is a current expense, may be greater than or less than actual net charge-offs. Adjustments are recorded to the reserve in the period in which they become known. Loans deemed uncollectible are charged against the reserve. The provision and recoveries of loans previously charged-off are added to the reserve.

OTHER REAL ESTATE OWNED
     Other real estate owned (OREO) represents properties acquired through foreclosure or deed in lieu of foreclosure and former banking property no longer used in the Corporation's business. Real estate loans are transferred to OREO upon obtaining equitable or legal title to the property. OREO is carried at the lower of carrying value (loan balance plus prior periods' unpaid interest) or fair market value at the date acquired. Any write-down of the carrying value to the fair market value arising at the acquisition of the property is charged to the reserve for possible loan losses. OREO property is appraised annually, if applicable, according to regulatory guidelines. Subsequent write-downs to fair market value, operating expenses and losses on the sale of the property are charged to operating expenses. Any gain on the sale of the property is credited to other income.

PREMISES AND EQUIPMENT
     Premises and equipment, including property acquired through capital leases, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods and is charged to operations over the estimated useful lives of the assets. The estimated useful lives are 19 to 40 years for buildings and 3 to 7 years for equipment.
     Amortization of leasehold improvements is computed based on the estimated useful lives of the improvements. Amortization of property acquired through capital leases is computed over the terms of the respective leases.
     Maintenance and repairs are expensed as incurred.

GOODWILL AND PREMIUM ON CORE DEPOSITS
     Goodwill consists of purchase price and related acquisition costs in excess of the fair value of the identifiable net assets acquired. Premium on Core Deposits consists of the premium paid on core deposits acquired. The Corporation evaluates the carrying value of goodwill and premium on core deposits for potential impairment on an ongoing basis. The unamortized balance of goodwill and premium on core deposits is evaluated based on the results of operations and changes in the deposit portfolio. The Corporation also considers future anticipated operating results, trends and other circumstances in making such evaluations.
     In December 1995, the Corporation wrote off $674,000 pretax, of excess purchase price over assets acquired relating to the earlier acquisitions.

FEDERAL INCOME TAX
     CB Financial Corporation files a consolidated Federal income tax return. The Corporation adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," in January 1993 with no material effect upon the consolidated financial position or results of operations. Deferred income taxes represent the effect of cumulative temporary differences between income and expense items reported for financial statement and tax purposes, and between the basis of various assets and liabilities for financial statement and tax purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is deemed more

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

likely than not that the asset will not be realized.

EARNINGS PER SHARE CALCULATION
     The earnings per share calculation presented in the statement of income reflects the effect of the number of shares that have been granted under the Stock Plan and the Director Plan (discussed in greater detail in Note 17) based upon the treasury stock method.

RECLASSIFICATIONS
     Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the presentation used in 1995.

2. ACQUISITIONS
     On December 17, 1994 the Corporation acquired, through its subsidiary, CB North, three banking offices of Republic Bank and the related loans and deposits of approximately $22.9 million and $47.7 million, respectively, in Bellaire, Central Lake and Traverse City, Michigan. The acquisition was accounted for under the purchase method. The excess cost over market value of net assets acquired consisted of $553,000 of goodwill and $3,548,000 of premium on core deposits. The goodwill and premium on core deposits are being amortized over fifteen and ten years, respectively. The operating results of these branches are included in the Corporation's consolidated financial statements since the date of the acquisition.
     Effective with the opening of business on October 1, 1993, CB Financial Corporation merged Charlevoix County State Bank and First State Bank of Charlevoix into one bank, CB North.
     On January 15, 1993, CB Financial Corporation acquired First of Charlevoix Corporation, a one-bank holding company of the First State Bank of Charlevoix
(FSBC) located in Charlevoix, Michigan. The acquisition was accounted for under the purchase method. The total purchase price of $9,998,000 included $9,537,000 in cash to acquire all the outstanding shares of common stock of First of Charlevoix Corporation. The excess cost over market value of net assets acquired consisted of $4,025,000 goodwill and $1,523,000 in premium on core deposits. The goodwill and premium on core deposits are being amortized over fifteen and seven years, respectively. The operating results of the First State Bank of Charlevoix are included in the Corporation's consolidated financial statements since the date of the acquisition.
     A condensed (unaudited) balance sheet for FSBC is presented below:


(In Thousands)                                                           1/15/93
--------------------------------------------------------------------------------
Total Loans                                                              $22,842
Total Assets                                                              55,562
Total Deposits                                                            50,250
Total Shareholders' Equity                                                 5,029



As of December 31, 1995 and 1994, the accumulated amortization on goodwill and premium on core deposits is $3,261,000 and $1,980,000, respectively.

3. RESTRICTIONS ON CASH AND
DUE FROM BANKS
     The Corporation is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $8,188,000 and $6,328,000 at December 31, 1995 and 1994, respectively.

4. SECURITIES
     In the opinion of management, there were no securities at December 31, 1995 or 1994 which would constitute a material credit risk for the Corporation.
     The reconciliation of cost basis to estimated market values of securities Available for Sale is as follows:


                                                         Gross        Estimated
                                               Cost    Unrealized        Market
(In Thousands)                                Basis   Gain    Loss        Value
-------------------------------------------------------------------------------
At December 31, 1995:
U. S. Treasury                             $159,784   $1,925  $319   $161,390
U.S. Government
 Agencies                                    38,656      466   114     39,008
States and
 Political Subdivisions                      10,745      443     2     11,186
Other                                            62       99    --        161
-------------------------------------------------------------------------------
   Total                                   $209,247   $2,933  $435   $211,745
===============================================================================


                                                         Gross        Estimated
                                               Cost    Unrealized        Market
(In Thousands)                                Basis   Gain    Loss        Value
-------------------------------------------------------------------------------

At December 31, 1994:
U. S. Treasury                              $60,350    $192   $898    $59,644
U.S. Government
 Agencies                                    30,026     134    387     29,773
Other                                            69     129     --        198
-------------------------------------------------------------------------------
Total                                       $90,445    $455  $1,285   $89,615
===============================================================================



--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
The cost basis and estimated market value for securities Available for Sale by maturity are as follows:


                                                                      Estimated
                                                                 Cost    Market
(In Thousands)                                                  Basis     Value
---------------------------------------------------------------------------------
At December 31, 1995:
Due in one year or less                                       $ 30,380  $ 30,732
Due after one year
 through five years                                            166,921   168,887
Due after five years
 through ten years                                              11,650    11,832
Due after ten years                                                296       294
---------------------------------------------------------------------------------
   Total                                                      $209,247  $211,745
=================================================================================



   The reconciliation of carrying values to estimated market values of securities Held to Maturity is as follows:


                                                           Gross   Estimated
                                         Carrying       Unrealized      Market
(In Thousands)                            Value        Gain    Loss      Value
-------------------------------------------------------------------------------
At December 31, 1994:
U. S. Treasury                           $132,316      $ 43  $8,155   $124,204
U.S. Government Agencies                    3,511        14     200      3,325
States and Political
 Subdivisions                              12,159       287      11     12,435
-------------------------------------------------------------------------------
   Total                                 $147,986      $344  $8,366   $139,964
===============================================================================

     At December 31, 1993, $31,617,000 of securities were classified as Held for Sale. These securities had a market value of $33,801,000.
     Securities having a par value of $18,075,000 on December 31, 1995, were pledged where required by law to secure certain liabilities and public deposits totaling $4,425,000, including deposits of the Treasurer, State of Michigan of $370,000.
     Other than securities of the U.S. Government and its agencies and corporations, there were no securities of any one issuer aggregating ten percent of consolidated shareholders' equity at December 31, 1995.

5. LOANS
     The Corporation grants commercial and consumer loans to customers throughout the central and the northwest regions of Michigan's lower peninsula. The Corporation has a diversified loan portfolio. A substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions as well as manufacturing, retailing, agricultural and service industries operating in these regions.
     A schedule of non-performing assets consisting of non-accrual loans, OREO and other assets acquired through repossession is presented in the following chart.

                                                                 December 31,
(In Thousands)                                                1995         1994
--------------------------------------------------------------------------------
Non-Accrual Loans                                           $1,591       $1,063
Other Real Estate Owned                                         --          324
Assets Acquired
 Through Repossession                                          106           13
--------------------------------------------------------------------------------
   Total                                                    $1,697       $1,400
================================================================================



6. LOANS TO RELATED PARTIES


     Certain directors and executive officers of the Corporation and its subsidiaries, including their families and companies in which they have significant ownership, had loans outstanding with the subsidiaries aggregating $28,653,000 and $26,465,000 at December 31, 1995 and 1994, respectively, exclusive of consumer loans. In 1995, additions to these loans were $68,009,000 and reductions were $65,821,000. These loans were made in the ordinary course of business on substantially the same terms as those prevailing at that time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1995, none of the related party loans were in a non-accrual status.

7. RESERVE FOR POSSIBLE LOAN LOSSES

     An analysis of transactions in the reserve for possible loan losses is summarized below.


(In Thousands)                                             1995    1994    1993
--------------------------------------------------------------------------------
Balance at January 1                                     $3,865  $3,617  $3,273
--------------------------------------------------------------------------------
Losses Charged to Reserve                                  (803)   (753)   (411)
Recoveries Credited to Reserve                              200     178     122
--------------------------------------------------------------------------------
Net Losses Charged to Reserve                              (603)   (575)   (289)
--------------------------------------------------------------------------------
Provision for Credit Losses                                 672     534     392
Addition Due to Acquisition                                  --     289     241
--------------------------------------------------------------------------------
Net Change in Reserve                                        69     248     344
--------------------------------------------------------------------------------
Balance at December 31                                   $3,934  $3,865  $3,617
================================================================================
As a percent of Total Loans                                 .90%    .98%   1.08%
================================================================================

     Effective January 1, 1995, the Corporation adopted statement of
Financial Accounting Standards Board No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for
Impairment of a Loan-Income Recognition and Disclosures."   Statement No. 114
addresses the accounting for a loan when it is probable that all principal and interest amounts due will not be

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
collected in accordance with its contractual terms. Certain loans, such as loans carried at the lower-of-cost or market or small balance homogeneous loans (e.g., credit card, retail credit), are exempt from reporting under the Statement's provisions. The Corporation generally identifies non-performing loans as "impaired loans."
     On a quarterly basis, the Corporation identifies impaired loans and the extent to which such loans are impaired. Impairment is recognized to the extent the recorded investment of an impaired loan exceeds the calculated present value or the observable market price. Collateral-dependent loans, primarily real estate, are separately measured for impairment by determining the fair value of the collateral less estimated costs to sell.
     The allocated reserve associated with impaired loans is considered in management's determination of the Corporation's allowance for credit losses.
The adoption of these accounting standards did not have a significant effect on the Corporation's net income or its allowance for credit losses.
     At December 31, 1995, the recorded investment in loans considered impaired was $1,331,000. These loans have a carrying value equal to their fair value. The average recorded investment in impaired loans was approximately $791,000 for the year ended December 31, 1995. The Corporation recognized interest income associated with impaired loans of $7,000 during the year.

8. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     Certain of the Corporation's assets and liabilities which are financial instruments have fair values that differ from their carrying values in the accompanying consolidated balance sheet. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying values as of December 31, 1995 and December 31, 1994.

SECURITIES HELD TO MATURITY
     Fair value for the Corporation's securities Held to Maturity were determined using the market value as of December 31, 1994. These estimated market values are disclosed in Note 4 of the Notes to Consolidated Financial Statements.

LOANS
     The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at December 31, 1995 was $432,324,000 compared to the carrying value of $434,949,000 net of the reserve for possible loan losses. At December 31, 1994 the estimated fair value of loans was $381,181,000 compared to the carrying value of $389,254,000 net of the reserve for possible loan losses.

TIME DEPOSITS
     The fair value of time deposits, consisting of fixed maturity certificates of deposit and individual retirement accounts, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of time deposits at December 31, 1995 was $241,787,000 compared to the carrying value of $240,156,000. At December 31, 1994 the estimated fair value of time deposits was $209,087,000 compared to the carrying value of $209,734,000.

NOTE PAYABLE
     The fair value of the note payable is estimated by discounting the future cash payments using a rate currently offered for a note with a comparable remaining maturity. The estimated fair value of the note payable at December 31, 1995 and 1994 was $4,272,000 and $5,920,000 compared to the respective carrying values of $4,275,000 and $6,175,000.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     The fair value of commitments to extend credit, standby letters of credit and written financial guarantees are estimated using the fees currently charged to enter into similar agreements. The fair value of these instruments is not material.

9. PREMISES, EQUIPMENT AND LEASES
     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts follows:


--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

                                                            Accumulated      Net
                                              Original  Depreciation or     Book
(In Thousands)                                    Cost     Amortization    Value
--------------------------------------------------------------------------------
At December 31, 1995:
Land                                           $ 1,880     $    --      $ 1,880
Premises                                        11,322       4,298        7,024
Leasehold Improvements                           2,038         877        1,161
Capital Leases                                     443         177          266
Furniture and Equipment                         15,675      10,656        5,019
--------------------------------------------------------------------------------
  Total                                        $31,358     $16,008      $15,350
================================================================================


At December 31, 1994:
Land                                           $ 1,721     $    --      $ 1,721
Premises                                         9,946       3,611        6,335
Leasehold Improvements                           3,208       1,221        1,987
Capital Leases                                     443         164          279
Furniture and Equipment                         15,363       9,402        5,961
--------------------------------------------------------------------------------
  Total                                        $30,681     $14,398      $16,283
================================================================================


The charge for depreciation and amortization amounted to $1,877,000 in 1995, $1,906,000 in 1994 and $1,528,000 in 1993.

LEASES
     The Corporation has various operating leases for premises and equipment under agreements expiring at various dates through 2006. These leases, in general, provide for renewal options and options to purchase certain premises at fair values and require the payment of property taxes, insurance premiums and maintenance costs. Total rental expense for all operating leases was $842,000 in 1995, $795,000 in 1994 and $697,000 in 1993.
     The future minimum payments for all non-cancelable operating leases as of December 31, 1995, are as follows:


(In Thousands)                                                            Total
--------------------------------------------------------------------------------
1996                                                                       $902
1997                                                                        859
1998                                                                        701
1999                                                                        666
2000                                                                        610
2001 and thereafter                                                         139


     At December 31, 1995, the Corporation had a capital lease which was reported in Note Payable and Capital Leases in the consolidated balance sheet and interest on other liabilities in the consolidated statement of income. The capital lease expires in 2006.
     Minimum future capital lease payments, by year and in the aggregate after the next five years, as of December 31, 1995, are as follows:


(In Thousands)                                                             Total
--------------------------------------------------------------------------------
1996                                                                        $ 66
1997                                                                          66
1998                                                                          66
1999                                                                          66
2000                                                                          66
2001-2006                                                                    303
--------------------------------------------------------------------------------
  Total Minimum Lease Payments                                               633
Less: Amounts Representing Interest                                          297
--------------------------------------------------------------------------------
  Present Value of Net Minimum
   Lease Payments                                                           $336
================================================================================



10. TIME DEPOSITS
     The aggregate amount of time deposits of $100,000 or more totaled $36,744,000 at December 31, 1995 and $27,710,000 at December 31, 1994. The
interest expense on time deposits over $100,000 was $1,744,000 in 1995, $921,000 in 1994 and $651,000 in 1993.

11. NOTE PAYABLE
     On January 15, 1993, CB Financial Corporation obtained a five year fixed rate note for $9,500,000 with an interest rate of 6.25%. Terms of the note require quarterly principal payments of $475,000 plus interest computed on the outstanding balance. Proceeds of the note were used to fund the acquisition of the First of Charlevoix Corporation.
     Annual principal payments on the note payable as of December 31, 1995 are as follows:


(In Thousands)                                                             Total
--------------------------------------------------------------------------------
1996                                                                      $1,900
1997                                                                       1,900
1998                                                                         475
--------------------------------------------------------------------------------
Total                                                                     $4,275


12. EMPLOYEE BENEFIT PLANS
     Effective January 1, 1993, the Corporation adopted a defined contribution retirement plan and a 401-K Plan to replace the profit sharing and pension plans of the subsidiary banks. These plans cover substantially all full-time employees. The defined contribution retirement plan and 401-K Plan require one year of continuous service for eligibility. Under the defined contribution retirement plan, the company contribution is 8% of the qualifying salary for each eligible employee. The 401-K Plan features a company matching contribution of 1.5% up to a maximum of 6% of qualifying salary contributed by each employee. The consolidated contribu-


--------------------------------------------------------------------------------
                                      41

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
tion in 1995, 1994 and 1993 for the defined contribution retirement plan and the 401-K Plan amounted to $773,000, $700,000 and $739,000, respectively.
     Effective January 1, 1993, the Corporation changed its method of accounting for post-retirement health care costs from a cash method to an accrual method as required by Financial Accounting Standards Board Statement
No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions", and recognized a one-time charge of $1,081,000, net of tax effect, which is reported separately as "Change in Accounting, Net of Tax Effect" in the consolidated statement of income. Effective April 1, 1993, any new employees hired by the Corporation are not eligible for post-retirement benefits.
     The Corporation funds post retirement benefit costs as claims are incurred. The accumulated post-retirement benefit obligation at December 31, 1995 and 1994 is as follows:


(In Thousands)                                                      1995  1994
--------------------------------------------------------------------------------
Accumulated Post-Retirement Benefit Obligation:
 Retirees                                                         $2,609 $1,362
 Active Plan Participants                                            280    639
--------------------------------------------------------------------------------
Accumulated Post-Retirement Benefit Obligation                     2,889  2,001
Plan Assets at Fair Value                                             --     --
--------------------------------------------------------------------------------
Accumulated Post-Retirement Benefit Obligation
 in Excess of Plan Assets                                         $2,889 $2,001
--------------------------------------------------------------------------------
Unrecognized Net Loss                                               (297)  (101)
Unrecognized Prior Service Cost                                     (169)  (186)
--------------------------------------------------------------------------------
Accrued Post-Retirement Benefit Obligation                        $2,423 $1,714
================================================================================


     For measurement purposes, a 10.6% annual rate of increase was assumed in per capita cost of covered health care benefits for 1995. The rate was assumed to grade down uniformly to 5% in the year 2004, and remain at that level thereafter. The health care cost trend rate assumption has a significant impact on the accumulated post-retirement benefit obligation and on future amounts accrued. A one percentage point increase each year in the assumed health care cost would increase the accumulated post-retirement benefit obligation at December 31, 1995 by $91,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 1995 by $7,200.
     The discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% compounded annually in 1995 and 1993 and 8.5% compounded annually in 1994.
     Net periodic post-retirement benefit cost for 1995, 1994 and 1993 is as follows:


(In Thousands)                                                 1995  1994  1993
--------------------------------------------------------------------------------
Service Cost                                                   $637  $ 39  $ 36
Interest Cost                                                   212   154   120
Net Amortization and Deferral                                    17    24    --
--------------------------------------------------------------------------------
Net Periodic Post-Retirement
Benefit Cost                                                   $866  $217  $156
================================================================================


13. RESTRUCTURING CHARGE
     During the third and fourth quarters of 1995, the Corporation implemented a restructuring program designed to enhance productivity and effectiveness. The restructuring effort resulted in a pretax charge of $2,278,000 or $1,634,000 after tax or $.58 per share. This charge consists of $1,604,000 which reflects the severance costs resulting from an early retirement package offered to employees who met the minimum requirement based on age and years of service, and $674,000 which reflects the excess of purchase price over assets acquired relating to earlier acquisitions. The severance relates to 39 employees whose positions will be eliminated or redefined due to the re-engineering of the Corporation. At December 31, 1995, a restructuring liability of $470,000 was recorded which represents remaining amounts to be paid in 1996 under the terms of the early retirement package.

14. FEDERAL INCOME TAX
     The items comprising the provision for Federal income tax are as follows:


(In Thousands)                                            1995    1994    1993
-------------------------------------------------------------------------------
Current Tax Provision                                   $2,832  $3,023  $3,806
Deferred Tax Benefit                                      (680)    (36)   (160)
-------------------------------------------------------------------------------
Provision for Federal Income Tax                        $2,152  $2,987  $3,646
===============================================================================

     The provision for Federal income tax differs from the amount computed by applying the U.S. Federal income tax rate (34%) due principally to the following:


(In Thousands)                                             1995    1994    1993
--------------------------------------------------------------------------------
Provision for Federal Income
 Tax at the Statutory Rate                               $2,301  $3,258  $4,102
Tax Exempt Interest                                        (485)   (422)   (508)
Goodwill Amortization                                       301     126     156
Other, Net                                                   35      25    (104)
--------------------------------------------------------------------------------
Provision for Federal
 Income Tax                                              $2,152  $2,987  $3,646
================================================================================


--------------------------------------------------------------------------------

                           CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

     The components of the net deferred income tax asset at December 31, 1995 and 1994 are summarized as follows:


(In Thousands)                                                   1995     1994
-------------------------------------------------------------------------------
Deferred Income Tax Liabilities:
 Depreciation and Basis Difference                             $  528   $  470
 Net Accretion on Bond Discount                                    92       63
 Deferred Loan Origination Costs, Net                             135      178
 Premium on Core Deposits and Goodwill                            691      808
 Unrealized Gains on Securities
   Available for Sale                                             849       --
 Other                                                             31       10
-------------------------------------------------------------------------------
   Total Gross Deferred Tax Liabilities                         2,326    1,529
-------------------------------------------------------------------------------
Deferred Income Tax Assets:
 Reserve for Possible Loan Losses                              (1,338)  (1,268)
 Deferred Directors Fees                                         (386)    (306)
 Post-Retirement Benefits Other than Pensions                    (849)    (600)
 Unrealized Losses on Securities Available for Sale                --     (283)
 Other                                                           (127)      --
-------------------------------------------------------------------------------
   Total Gross Deferred Tax Assets                             (2,700)  (2,457)
-------------------------------------------------------------------------------
Net Deferred Tax Asset                                         $ (374)  $ (928)
===============================================================================


     There was no valuation allowance necessary during 1995 or 1994.

15. OFF-BALANCE SHEET TRANSACTIONS
     In the normal course of business, there are various commitments outstanding to meet the financial needs of the Corporation's customers, which are not reflected in the financial statements. Loan commitments are made to accommodate the financial needs of customers of the subsidiary banks. Historically, the majority of the commitments have not been drawn upon, and therefore do not necessarily represent future cash requirements. Standby letters of credit commit the Banks to make payments on behalf of customers when certain specified future events occur. The Corporation does not expect, in the normal course of business, to be required to fund these commitments. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, and to potential credit loss associated with letters of credit issue, is represented by the contractual amount of those instruments. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. Outstanding commitments for unused lines-of-credit and commercial letters of credit amounted to $90,268,000 and $47,825,000 as of December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, the Corporation had standby letters of credit outstanding of $1,506,000 and $1,502,000 respectively. The Corporation had outstanding commitments for construction real estate mortgage loans of $19,138,000 and $3,111,000 as of December 31, 1995 and 1994. Most of the loan commitments and standby letters of credit at December 31, 1995 expire one year from their contract date, none of which extend for more than five years. Overall, concentrations of credit for loan commitments and standby letters of credit are to customers located primarily in local areas served by the subsidiary banks, all of which are in the central and northwest regions of Michigan's lower peninsula.

16. RESTRICTIONS ON SUBSIDIARIES' DIVIDENDS AND LOANS OR ADVANCES
     Michigan banking laws and regulations place restrictions on dividends paid by the Corporation's subsidiary banks. In 1996, the subsidiary banks may distribute dividends to the Corporation of approximately $16,300,000 plus their 1996 net income without prior approval of the regulatory agencies.
     In addition, the ability of each subsidiary bank to pay dividends to the Corporation can be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy. The subsidiary banks are also subject to restrictions as provided by State and Federal banking laws that limit the transfer of funds to the Corporation in the form of loans or extensions of credit.

17. EMPLOYEE STOCK OPTION PLAN AND NON-QUALIFIED STOCK OPTION PLAN FOR INDEPENDENT DIRECTORS
     In 1992, the shareholders of the Corporation approved an Employee Stock Option Plan (the "Stock Plan") for key employees of the Corporation and its subsidiary banks. The Stock Plan authorizes the granting of incentive and non-qualified stock options up to an aggregate of 150,000 shares of common stock to such officers and employees of the Corporation and its subsidiaries as determined by a committee of the Board of Directors. The committee selects the officers and employees to whom options are to be granted and the

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

number of shares and type of options to be granted. The options will have an exercise price of not less than 100% of the fair market value of the Corporation's common stock on the grant date and cannot be exercised more than 10 years from the date of the grant. All options under this plan become fully vested after one year from the grant date provided the employee is still employed by the Corporation or its subsidiaries. Once an option is vested, it becomes exercisable at the rate of one-third per year. As of December 31, 1995, 8,800 options are exercisable.

     A summary of the transactions of the Stock Plan for the years ended December 31, 1995, 1994 and 1993 follows:

                                                     1995              1994              1993
----------------------------------------------------------------------------------------------
Number of shares under stock options:
Outstanding at
 beginning of year                                 24,110            15,000                --
Granted                                            15,698            12,310            15,000
Exercised                                              --                --                --
Canceled                                           (8,326)           (3,200)               --
----------------------------------------------------------------------------------------------
Outstanding at end of year                         31,482            24,110            15,000
==============================================================================================
Prices of shares under stock options
granted during year                       2,500 at $30.50  12,310 at $34.00  15,000 at $33.25
                                        13,198 at $31.125
----------------------------------------------------------------------------------------------
Exercised during year                                  --                --                --
----------------------------------------------------------------------------------------------
Canceled during year                      3,100 at $33.25   3,200 at $33.25                --
                                          3,234 at $34.00                --                --
                                         1,992 at $31.125                --                --
----------------------------------------------------------------------------------------------
Outstanding at                            8,700 at $33.25  11,800 at $33.25                --
 end of year                              9,076 at $34.00  12,310 at $34.00  15,000 at $33.25
                                          2,500 at $30.50                --                --
                                        11,206 at $31.125                --                --
==============================================================================================


     In addition, the shareholders of the Corporation approved a Non-Qualified Stock Option and Deferred Compensation Plan for Independent Directors (the "Director Plan"). An independent director is a person serving as a director of the Corporation or one of its subsidiaries who is not otherwise employed by the Corporation or one of its subsidiaries. Under the Director Plan, 50,000 shares of common stock have been reserved for issuance by the Corporation for non-qualified stock options granted to independent directors. Each independent director of the Corporation or one of its subsidiaries who elects to defer all or part of total compensation received as a director of the Corporation and its subsidiaries under this plan will be granted stock options equal to the amount of compensation deferred divided by the fair market value of a share of common stock determined as of the grant date, rounded up to the nearest whole share. All stock options granted under the Director Plan will have an exercise price equal to 100% of the fair market value of the Corporation's common stock on the grant date. All options are fully vested when granted, but cannot be exercised until the director is no longer serving as a director of the Corporation or its subsidiaries. As of December 31, 1995 and 1994, there are no options which are exercisable.

     A summary of the transactions of the Director Plan for the years ended December 31, 1995, 1994 and 1993 is as follows:


                                           1995      1994      1993
----------------------------------------------------------------------
Number of shares under stock options:
Outstanding at
 beginning of year                       11,039     6,023        --
Granted                                   5,256     5,402     6,023
Exercised                                    --        --        --
Canceled                                   (305)     (386)
----------------------------------------------------------------------
Outstanding at
 end of year                             15,990    11,039     6,023
======================================================================
Prices of shares under stock options
granted during the year                5,256 at  5,402 at  6,023 at
                                         $34.00    $33.25    $21.00
----------------------------------------------------------------------
Exercised during year                        --        --        --
----------------------------------------------------------------------
Canceled during year                     100 at    231 at        --
                                         $21.00    $21.00        --
                                         205 at    155 at        --
                                         $33.25    $33.25        --
----------------------------------------------------------------------
Outstanding at                         5,692 at  5,792 at  6,023 at
 end of year                             $21.00    $21.00    $21.00
                                       5,042 at  5,247 at        --
                                         $33.25    $33.25        --
                                       5,256 at        --        --
                                         $34.00        --        --
======================================================================


18. LITIGATION AND CONTINGENT LIABILITIES
     The Corporation is party to routine litigation arising in the normal course of business. In the opinion of management, the liabilities arising from these proceedings, if any, will not be material to the Corporation's financial position or results of operations.

19. PARENT COMPANY FINANCIAL STATEMENTS
     The financial statements of the parent company, CB Financial Corporation, are contained on pages 53 - 54 and are incorporated herein by reference. These financial statements include the balance sheet, statement of income and statement of cash flows.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
To CB Financial Corporation:
     We have audited the accompanying consolidated balance sheet of CB
FINANCIAL CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statement of income, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 1995. These financial statements are the responsibility of CB Financial Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CB Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.
     As discussed in Notes 1 and 12 to the consolidated financial statements, effective January 1, 1993 and January 1, 1994, CB Financial Corporation changed its method of accounting for certain investments in debt and equity securities and its method of accounting for post-retirement benefits other than pensions, respectively.


Arthur Anderson LLP

Detroit, Michigan,
January 11, 1996.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                              REPORT OF MANAGEMENT
--------------------------------------------------------------------------------

        Management is responsible for the accompanying financial statements and all other financial information appearing in this Annual Report and Form 10-K. In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles and include amounts which of necessity are based on management's best estimates and judgements with due consideration for materiality. The other financial information herein is consistent with that in the financial statements.
        The Corporation maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded, that transactions are processed in accordance with the Corporation's authorization and policies, and that transactions are properly recorded to permit preparation of financial statements that fairly present financial position and results of operations in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that the cost of internal accounting control systems should not exceed the related benefits. Management believes the Corporation's internal control system provides the appropriate balance between costs of such controls and the related benefits. In addition, the internal accounting controls are augmented by a written code of conduct under which employees are to maintain high levels of ethical business standards and an organizational structure providing for segregation of duties and responsibilities.
        In order to monitor compliance with this system of controls, the Corporation maintains an extensive internal audit program. Internal audit reports are issued to appropriate officers and significant audit exceptions, if any, are reviewed with management and the Audit Committee of the Board of Directors.
        The Board of Directors, through the Audit Committee comprised solely of outside directors, oversees management's discharge of its financial reporting responsibility. The Audit Committee meets periodically with management as well as internal and external independent auditors to assure that the Committee is carrying out its responsibility to assess the scope of the annual audit plan, to review the status and results of audits, to review the Annual Report to Shareholders and Form 10-K including major changes in accounting policies and reporting practices.
        The financial statements in the Annual Report to Shareholders have been audited by the Corporation's independent public accountants, Arthur Andersen LLP, for the purpose of determining that the financial statements are presented fairly. As part of their audit of the Corporation's financial statements, Arthur Andersen LLP considered the Corporation's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
          BALANCE SHEET AND STATEMENT OF INCOME (PARENT COMPANY ONLY)
--------------------------------------------------------------------------------

BALANCE SHEET

                                                                                                           As of December 31,
(In Thousands)                                                                                             1995           1994
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money Market Assets                                                                                     $ 1,790        $ 2,982
Securities Available for Sale                                                                               144            154
Investment in Subsidiaries                                                                               80,952         78,466
Receivables from Subsidiaries                                                                             1,000             --
Other Assets                                                                                                342            398
----------------------------------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                                                           $84,228        $82,000
==================================================================================================================================
LIABILITIES:
Note Payable                                                                                            $ 4,275        $ 6,175
Dividend Payable                                                                                            840            840
Accrued Expenses and Other Liabilities                                                                    1,655            976
----------------------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                                                        6,770          7,991
----------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred Stock--no par value, 100,000 shares authorized, none outstanding                                   --             --
Common Stock--$7.50 par value, 5,000,000 shares authorized, 2,801,053
  shares outstanding                                                                                     21,008         21,008
Capital Surplus                                                                                           8,073          8,073
Undivided Profits                                                                                        46,730         45,475
Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax Effect                             1,647           (547)
----------------------------------------------------------------------------------------------------------------------------------
 TOTAL SHAREHOLDERS' EQUITY                                                                              77,458         74,009
----------------------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                             $84,228        $82,000
==================================================================================================================================

STATEMENT OF INCOME
                                                                                             For the Year Ended December 31,
(Dollar Amounts In Thousands Except Per Share Data)                                    1995               1994            1993
----------------------------------------------------------------------------------------------------------------------------------
Income on Money Market Assets                                                      $     61           $     10        $     --
Income on Securities Available for Sale                                                   4                 65              --
Income on Investment Securities Held to Maturity                                         --                 --              57
Interest Expense                                                                        327                453             531
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income (Expense)                                                        (262)              (378)           (474)
----------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income                                                                      18                814              83
----------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expenses:
  Salaries and Employee Benefits                                                      2,788              2,542              --
  Management Expenses Reimbursed to Subsidiaries, Net                                    --                 --             187
  Restructuring Charge                                                                  457                 --              --
  Other Operating Expenses                                                            1,721              1,400             488
----------------------------------------------------------------------------------------------------------------------------------
  Total Non-Interest Expenses                                                         4,966              3,942             675
----------------------------------------------------------------------------------------------------------------------------------
Operating Loss before Provision for Federal Income Tax                               (5,210)            (3,506)         (1,066)
Benefit from Federal Income Tax                                                      (1,776)            (1,219)           (517)
----------------------------------------------------------------------------------------------------------------------------------
Operating Loss before Earnings of Subsidiaries                                       (3,434)            (2,287)           (549)
Equity in Earnings of Subsidiaries                                                    8,050              8,881           8,095
----------------------------------------------------------------------------------------------------------------------------------
Net Income before Cumulative Effect of Change in Accounting                           4,616              6,594           7,546
Change in Accounting, Net of Tax Effect of $107                                          --                 --             208
----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                       $  4,616           $  6,594        $  7,338
==================================================================================================================================
Per Share Data:
  Net Income before Cumulative Effect of Change in Accounting                      $   1.65           $   2.35        $   2.69
  Net Income                                                                       $   1.65           $   2.35        $   2.62
Average Number of Shares Outstanding                                              2,803,437          2,803,158       2,803,300

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY)
--------------------------------------------------------------------------------

                                                                        For the Year Ended December 31,
(In Thousands)                                                                 1995     1994     1993
-------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH ON DEPOSIT WITH SUBSIDIARY BANK:
Cash Flows from Operating Activities:
 Dividends Received from Subsidiaries                                         $6,763   $8,759   $3,850
 Cash Received from Subsidiaries for Income Taxes                              4,538    4,316    4,497
 Income Taxes Paid                                                            (2,728)  (3,086)  (4,150)
 Cash Paid to Suppliers and Employees                                         (4,238)  (3,644)    (386)
 Income Received                                                                  64      157       57
 Interest Paid                                                                  (353)    (470)    (531)
-------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                 4,046    6,032    3,337
-------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Proceeds from Sales of Securities Available for Sale                             23    6,173       --
 Proceeds from Sales Securities Held to Maturity                                  --       --    2,514
 Purchase of Securities Available for Sale                                        --   (4,027)      --
 Purchase of Securities Held to Maturity                                          --       --     (705)
 Acquisition of Subsidiary Banks                                                  --       --   (9,998)
-------------------------------------------------------------------------------------------------------
     Net Cash Provided (Used) by Investing Activities                             23    2,146   (8,189)
-------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Cash Dividends Paid                                                          (3,361)  (3,361)  (3,278)
 Proceeds from Note Payable                                                       --       --    9,500
 Repayment of Note Payable                                                    (1,900)  (1,900)  (1,425)
-------------------------------------------------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities                         (5,261)  (5,261)   4,797
-------------------------------------------------------------------------------------------------------
     Net Increase (Decrease) in Cash                                          (1,192)   2,917      (55)
     Cash and Cash Equivalents at Beginning of Year                            2,982       65      120
-------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents at End of Year                                 $1,790   $2,982      $65
=======================================================================================================

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                    $4,616   $6,594   $7,338
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
 Security Gains                                                                  (18)    (731)     (83)
 Increase in Investment in Subsidiaries                                         (287)  (1,772)  (2,596)
 (Increase) Decrease in Receivables from Subsidiaries                         (1,000)   1,657   (1,671)
 Increase in Accrued Expenses and Other Liabilities                              714      487      245
 (Increase) Decrease in Other Assets                                              21     (203)     104
-------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                $4,046   $6,032   $3,337
=======================================================================================================

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE          Not applicable


                                    PART III

     Except as set forth below, the information called for by the items within this part is included in the Corporation's definitive Proxy Statement, dated March 15, 1996 as filed with the Securities and Exchange Commission pursuant to Regulation 14A ("Proxy Statement"), and is incorporated herein by reference, as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Other Matters and Shareholder Proposals" in the Proxy Statement is incorporated herein by reference.
     Reference is made to Part I of this Annual Report on Form 10-K for information as to the executive officers of the Corporation.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation," except the "Compensation Committee Report on Executive Compensation" and the "Performance Graph," and the second sentence of the fourth paragraph and the fifth paragraph under the caption "Committees of the Board of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Securities Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Related Transactions" in the Proxy Statement is incorporated herein by reference.



--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------
                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following documents are filed as a part of this report:
     1. Financial Statements:
     The following consolidated financial statements of the Corporation and its subsidiaries included in the Annual Report and Form 10-K to its shareholders for the year ended December 31, 1995, are incorporated herein by reference in
Item 8:


                                                                                    Pages in 1995
                                                                                        Annual
                                                                                        Report
                                                                                     and Form 10-K
                                                                                     -------------
   Consolidated Balance Sheet as of December 31, 1995 and 1994                            38
   Consolidated Statement of Income for the year ended
    December 31, 1995, 1994 and 1993                                                      39
   Consolidated Statement of Changes in Shareholders' Equity
    for the year ended December 31, 1995, 1994 and 1993                                   40
   Consolidated Statement of Cash Flows for the year
    ended December 31, 1995, 1994 and 1993                                                41
   Notes to Consolidated Financial Statements                                             42-50
   Report of Independent Public Accountants                                               51
   Report of Management                                                                   52


The information required for related party loans is presented in Note 6 of the Notes to Consolidated Financial Statements in the 1995 Annual Report and Form 10-K. The information required for Parent Company Only financial statements is presented in Note 19 of the Consolidated Financial Statements of the 1995 Annual Report and Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     2. Schedules:
        All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

     3. Exhibits:
        The following exhibits to this report are required by Item 601 of Regulation S-K:
        (2) None

        (3) Articles of Incorporation and Bylaws of the Corporation are incorporated herein by reference to Exhibit 3(a) and (b) to the Form 10-K Report of the Corporation for the year ended December 31, 1991 (file number 0-11011)

        (4)  None (other than Articles of Incorporation and Bylaws)

        (9)  None

        (10)(a) The 1992 Employee Stock Option Plan, as restated July 19, 1994 is incorporated herein by reference to Exhibit (10)(a) to the Form 10-K Report of the Corporation for the year ended December 31, 1994.

        (10)(b) The Non-Qualified Stock Option and Deferred Compensation Plan for Independent Directors is incorporated


--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------

             herein by reference to the exhibit to the Corporation's Registration Statement on Form S-8, dated November 10, 1992 (Registration number 33-54618).

     (10)(c) Supplemental Retirement Benefit Agreement between the Corporation and Brian D. Bell and Trust under CB Financial Corporation Non-Qualified Deferred Compensation Arrangement between the Corporation and NBD, Bank N.A., as trustee, is incorporated herein by reference to Exhibit (10)(c) to the Form 10-K Report of the Corporation for the year ended December 31, 1994.

     (11) The computation of per share earnings is presented in the Consolidated Statement of Income on page 39 of this integrated 1995 Annual Report and Form 10-K.

     (12) Reference is made to the computation of financial ratios for financial institutions presented in Part I of this 1995 Annual Report and Form 10-K.

     (13)   Not Applicable.

     (16)   Not applicable.

     (18)   Not applicable.

     (21)   A list of current subsidiaries of the Corporation is filed herewith.

     (22)   Not applicable.

     (23) The consent of independent public accountants, Arthur Anderson LLP, is filed herewith.

     (24)   Not applicable.

     (27)   Financial data schedule is filed herewith.

     (28)   Not applicable.

(b) Reports on Form 8-K filed during the last quarter of 1995 covered by this report:
    No reports on Form 8-K were filed during the fourth quarter of 1995.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                                      10-K
--------------------------------------------------------------------------------

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jackson and State of Michigan on March 4, 1996.

                                        CB FINANCIAL CORPORATION

                                        By:/s/     Brian D. Bell
                                           -----------------------------
                                        Brian D. Bell, Chairman
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 4, 1996.



/s/     Brian D. Bell                            Chairman and Chief Executive Officer
--------------------------------------------     (principal executive and financial officer) and Director
            Brian D. Bell

/s/     Steven W. Seely                           President and Chief Operating Officer and Director
--------------------------------------------
            Steven W. Seely

/s/     A.  Wayne Klump                           Treasurer (principal accounting officer)
--------------------------------------------
         A. Wayne Klump


/s/    Harold P. Andrews                          Director
--------------------------------------------
        Harold P. Andrews


/s/     Douglas L. Burdick                        Director
--------------------------------------------
      Douglas L. Burdick

/s/     James N. Franklin                         Director
--------------------------------------------
       James N. Franklin

/s/     Sherwood M. Furman                        Director
--------------------------------------------
           Sherwood M. Furman

/s/     Alvin L. Glick                            Director
--------------------------------------------
           Alvin L. Glick

/s/     Stephen J. Lazaroff                       Director
--------------------------------------------
          Stephen J. Lazaroff

/s/     Philip G. Miller                          Director
--------------------------------------------
           Philip G. Miller

/s/     Monte R. Story                            Director
--------------------------------------------
            Monte R. Story

/s/     Brandon C. White, Jr.                     Director
--------------------------------------------
     Brandon C. White, Jr.






--------------------------------------------------------------------------------

                                 Exhibit Index
                                 -------------

Exhibit No.                 Description
-----------                 -----------
  21             List of Subsidiaries of the Corporation

  23             Consent of Independent Public Accountants

  27             Financial Data Schedule
