Form 10-Q
period 1996-03-31
CB FINANCIAL CORP
filed 1996-05-10
CIK 351326

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM               TO               .
                                   ---------------  ---------------
COMMISSION FILE NUMBER 0-11011

                            CB FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MICHIGAN                                       38-2340045
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

ONE JACKSON SQUARE, JACKSON, MICHIGAN                   49201-1446
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

                                  YES X    NO
                                     ---     ---

AT MARCH 31, 1996, THERE WERE 2,801,053 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WITH A $7.50 PAR VALUE.

================================================================================

                            CB FINANCIAL CORPORATION
                                     INDEX


Part I.     Financial Information:

Item 1.     Financial Statements

            The following consolidated financial statements of CB Financial Corporation and its subsidiaries included in this report are:

                                                                               Page
                                                                               ----
            Consolidated Balance Sheet - March 31, 1996,
            March 31, 1995 and December  31, 1995 ............................  3

            Consolidated Statement of Income - For the Three Months Ended
            March 31, 1996 and 1995 ..........................................  4

            Consolidated Statement of Cash Flow - For the Three Months Ended
            March 31, 1996 and 1995 ..........................................  5

            Note to Consolidated Financial Statements ........................  6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations, Liquidity, and Capital ....................  7

Part II.    Other Information:

            Item 6. Report on Form 8-K ....................................... 10

SIGNATURE   .................................................................. 11

            The following documents are filed as a part of this report:

Exhibit 27  Financial Data Schedule

CONSOLIDATED BALANCE SHEET (Unaudited)


(In Thousands)                                                                      03/31/96          03/31/95          12/31/95
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and Cash Equivalents:
      Cash and Due from Banks                                                       $ 35,354          $ 35,767          $ 37,068
      Money Market Assets                                                              1,768             9,634             1,790
- --------------------------------------------------------------------------------------------------------------------------------
          Total Cash and Cash Equivalents                                             37,122            45,401            38,858
- --------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
      U.S. Treasury                                                                   85,391            48,377           161,390
      U.S. Government Agencies                                                        88,696            27,081            39,008
      States and Political Subdivisions                                               11,098                 0            11,186
      Other                                                                              163               203               161
- --------------------------------------------------------------------------------------------------------------------------------
          Total Securities Available for Sale                                        185,348            75,661           211,745
- --------------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity (Market value of $143,112)                                     0           147,263                 0
- --------------------------------------------------------------------------------------------------------------------------------
Loans:
      Consumer Loans                                                                 134,185           108,559           120,678
      Commercial Loans                                                               193,443           167,124           177,921
      Tax Exempt Loans                                                                15,081            13,783            14,263
      Real Estate Mortgage Loans                                                     142,033           101,126           126,021
- --------------------------------------------------------------------------------------------------------------------------------
          Subtotal Loans                                                             484,742           390,592           438,883
Reserve for Possible Loan Losses                                                      (3,689)           (3,893)           (3,934)
- --------------------------------------------------------------------------------------------------------------------------------
          Net Loans                                                                  481,053           386,699           434,949
- --------------------------------------------------------------------------------------------------------------------------------
Bank Premises and Equipment, Net                                                      15,004            16,288            15,350
Other Real Estate Owned                                                                    0               358                 0
Income Earned Not Received                                                             6,671             6,636             6,996
Goodwill and Premium on Core Deposits, Net                                             9,644            11,572             9,937
Other Assets                                                                           3,745             4,332             2,048
- --------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                              $738,587          $694,210          $719,883
================================================================================================================================
LIABILITIES:
Deposits:
      Demand Deposits                                                               $106,059           $96,892          $110,459
      Interest-Bearing Demand Deposits                                               133,937           154,953           141,591
      Savings Deposits                                                               131,655           125,216           130,254
      Time Deposits                                                                  272,684           214,755           240,156
- --------------------------------------------------------------------------------------------------------------------------------
          Total Deposits                                                             644,335           591,816           622,460
- --------------------------------------------------------------------------------------------------------------------------------
Short-Term Interest Bearing Liabilities                                                3,500            13,277             6,515
Note Payable and Capital Leases                                                        4,132             6,048             4,611
Accrued Expenses                                                                       5,200             4,185             3,868
Dividend Payable                                                                         840               840               840
Other Liabilities                                                                      4,142             2,800             4,131
- --------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                          662,149           618,966           642,425
- --------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
      Preferred Stock-no par value, 100,000 shares authorized,
          none outstanding                                                                 0                 0                 0
      Common Stock-$7.50 par value, 5,000,000 shares authorized,
          2,801,053 shares outstanding                                                21,008            21,008            21,008
      Capital Surplus                                                                  8,073             8,073             8,073
      Undivided Profits                                                               47,805            45,983            46,730
      Unrealized Gains(Losses) on Securities Available for Sale, Net of Tax Effect      (448)              180             1,647
- --------------------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                                  76,438            75,244            77,458
- --------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $738,587          $694,210          $719,883

================================================================================================================================

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
(In Thousands Except Per Share Data)                            1996                  1995
- ----------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans
     Consumer Loans                                               $2,908                $2,384
     Commercial Loans                                              4,075                 3,901
     Tax Exempt Loans                                                239                   243
     Real Estate Mortgage Loans                                    2,786                 2,102
Interest on Investment Securities Available for Sale
      U.S. Treasury                                                1,793                   972
      U.S. Government Agencies                                     1,067                   565
      States and Political Subdivisions                              161                     0
       Other                                                           2                     2
Interest on Securities Held to Maturity                                0                 2,104
Interest on Money Market Assets                                       56                   114
- ----------------------------------------------------------------------------------------------
          Total Interest Income                                   13,087                12,387
- ----------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Demand Deposits                                          722                 1,136
Interest on Savings Deposits                                         936                   770
Interest on Time Deposits                                          3,587                 2,506
Interest on Other Liabilities                                        141                   299
- ----------------------------------------------------------------------------------------------
          Total Interest Expense                                   5,386                 4,711
- ----------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                7,701                 7,676
Provision for Possible Loan Losses                                   265                   179
- ----------------------------------------------------------------------------------------------
      NET INTEREST INCOME AFTER
        PROVISION FOR POSSIBLE LOAN LOSSES                         7,436                 7,497
- ----------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Trust Income                                                         474                   522
Service Charges on Deposit Accounts                                  813                   558
Fees for Other Services to Customers                                 298                   297
Securities Gains                                                     365                    12
Other Income                                                         128                    21
- ----------------------------------------------------------------------------------------------
          Total Non-Interest Income                                2,078                 1,410
- ----------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Salaries and Wages                                                 2,386                 2,541
Employee Benefits                                                    708                   696
Occupancy Expenses                                                   647                   645
Furniture and Equipment Expenses                                     594                   605
FDIC Insurance Premiums                                                2                   324
Other Operating Expenses                                           2,385                 2,172
- ----------------------------------------------------------------------------------------------
          Total Non-Interest Expenses                              6,722                 6,983
- ----------------------------------------------------------------------------------------------
      Income Before Provision for Federal Income Tax               2,792                 1,924
Provision for Federal Income Tax                                     876                   576
- ----------------------------------------------------------------------------------------------
     NET INCOME                                                   $1,916                $1,348
==============================================================================================
Per Share Data:
Net Income Per Common Share                                        $0.68                 $0.48
Average Number of Shares Outstanding                           2,803,746             2,802,854

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)                                             Three Months Ended
                                                                                                March 31,
(In Thousands)                                                                           1996              1995
- ------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash Flows from Operating Activities:
     Interest and Fees Received                                                         $15,321           $14,684
     Interest Paid                                                                       (5,246)           (4,612)
     Cash Paid to Suppliers and Employees                                                (6,191)           (7,011)
     Income Taxes Paid                                                                      (75)             (346)
- ------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                        3,809             2,715
- ------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Proceeds from Sale of Securities Available for Sale                                 71,694             6,012
     Proceeds from Sales of Securities Held to Maturity                                       0               525
     Proceeds from Maturities/Calls of Securities Available for Sale                      9,000             9,000
     Purchase of Securities Available for Sale                                          (57,314)                0
     Net (Increase) Decrease in Loans                                                   (46,368)            2,377
     Net (Increase) in Other Real Estate Owned                                                0               (35)
     Proceeds from Sale of Premises and Equipment                                            91                 0
     Capital Expenditures                                                                  (189)             (477)
- ------------------------------------------------------------------------------------------------------------------
         Net Cash Provided (Used) by Investing Activities                               (23,086)           17,402
- ------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Repayment of Note Payable                                                             (475)             (475)
     Net Increase (Decrease) in Deposits and Short-Term Liabilities                      18,860           (28,056)
     Cash Dividends Paid                                                                   (840)             (840)
     Payment of Capital Lease Obligations                                                    (4)               (3)
- ------------------------------------------------------------------------------------------------------------------
         Net Cash Provided (Used) by Financing Activities                                17,541           (29,374)
- ------------------------------------------------------------------------------------------------------------------
         Net Decrease in Cash and Cash Equivalents                                       (1,736)           (9,257)
- ------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at Beginning of Year                                  38,858            54,658
- ------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at End of Period                                     $37,122           $45,401
==================================================================================================================

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net Income                                                                              $ 1,916           $ 1,348
     Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
     Provision for Depreciation and Amortization                                            447               463
     Accretion of Net Discount on Purchased Subsidiary                                      301               328
     Amortization of Discount and Premiums on
          Investment Securities, Net                                                        206               254
     Provision for Possible Loan Losses                                                     265               179
     Securities Gains                                                                      (365)              (12)
     Decrease in Income Earned Not Received                                                 325               645
     (Increase) Decrease in Other Assets                                                    635              (442)
     (Gain) Loss on Sale of Premises and Equipment                                          (11)                0
     Increase (Decrease) in Interest Payable                                                141                99
     Increase (Decrease) in Income Taxes Payable                                            801               230
     Decrease in Accrued Expenses                                                          (852)             (377)
- ------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      $ 3,809           $ 2,715
==================================================================================================================

The accompanying notes are an integral part of this statement.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACCOUNTING AND REPORTING POLICIES

   BASIS OF PRESENTATION
   The accounting and reporting policies of CB Financial Corporation (the "Corporation") and its subsidiaries are in accordance with generally accepted accounting principles and conform to practice within the banking industry.

   The condensed consolidated financial statements included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes contained in the 1995 Annual Report and Form 10-K to shareholders of CB Financial Corporation filed with the Securities and Exchange Commission.

   CONSOLIDATION
   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to assure the fair presentation of financial condition and results of operations. All material intercompany accounts and transactions have been eliminated. All such adjustments are of a normal recurring nature.

   LOANS
   Effective January 1, 1995, the Corporation adopted Statement of
   Financial Accounting Standards (SFAS) No. 114,  "Accounting by
   Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures."
   This Statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of these statements on January 1, 1995 had no significant impact on the financial position or the results of operations of the Corporation.

   Effective January 1, 1996, the Corporation adopted Statement of
   Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This new accounting standard requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The adoption of this accounting standard did not impact the Corporation's financial position or results of operations.

   Effective January 1, 1996, the Corporation adopted Statement of
   Financial Accounting Standard No. 122, "Accounting for Mortgage
   Servicing Rights." The statement requires capitalization of servicing rights on mortgage loans, when the loans are to be sold and the servicing retained. The adoption of this accounting standard did not have a material impact on the Corporation's financial position or results of operations.

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


                                               CHANGE FROM DECEMBER 31, 1995
                                                     TO MARCH 31, 1996


       Funding Sources:
            Cash & Cash Equivalents                       $ 1,736
            Investment Securities                          23,380
            Deposits                                       22,354
            Operating Activities                            3,809
            Sale of Premises & Equip.                          91
                                                          -------
                                                          $51,370
                                                          =======
       Funding Uses:
            Loans                                         $46,368
            Short Term Interest Bearing Liabilities         3,494
            Cash Dividends                                    840
            Capital Expenditures                              189
            Repayment of Note and Capital Leases              479
                                                          -------
            Total Uses                                    $51,370
                                                          =======



The primary source of funds for loan growth was the sale and maturity of investment securities available for sale, increase in deposits and decreased cash and cash equivalent balances. Net loans increased $46.4 million as of
March 31, 1996 from the totals reported at December 31, 1995.   Time deposits
and savings accounts increased $34.8 million over the December 31, 1995 balance which was offset by decreases in demand and interest bearing demand accounts of $12.4 million. The increase in time and savings account balances resulted from marketing efforts and pricing strategy to attract additional funds and the migration of funds from demand deposit accounts. Short term interest bearing liabilities and federal funds purchased have decreased from the December 31, 1995 balances as funds from operating activities have increased.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1996 there were no significant changes with respect to the capital resources of the Corporation. Management feels that the liquidity position of the Corporation as of March 31, 1996 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Corporation's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":



                                      Regulatory
                                      Minimum for        March 31,
                                   "Well Capitalized"  1996    1995
                                   ------------------  -----   -----
            Total Capital                 10%          15.1%   16.9%
            Tier I Capital                 6           14.3    15.9
            Tier I Leverage Ratio          5            9.5     9.2


RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statement of income is shown below in thousands of dollars, and as a percent.


                                                    Comparison of
                                                  Three Months Ended
                                                 March 31, 1996 & 1995
                                                 ---------------------
Interest Income                                      $ 700     5.7%
Interest Expense                                       675    14.3
                                                     -----    ----
Net Interest Income                                     25      .3
Provision for loan losses                               86    48.0
                                                     -----    ----
Net interest income after provision
 for loan losses                                       (61)    (.8)
Other Income                                           668    47.3
Other Expenses                                        (261)   (3.7)
                                                     -----    ----
Income before income tax                               868    45.1
Income Tax Expense                                     300    52.1
                                                     -----    ----

Net Income                                           $ 568    42.1
                                                     =====    ====


A summary of the components of the net interest margin computation on a tax equivalent basis for the three month period ending March 31, 1996 and 1995 is presented in the following table:


                                                      3/31/96  3/31/95
                                                      -------  -------
          Interest on Earning Assets                  8.15%    8.07%
          Interest on Interest Bearing Liabilities    4.08     3.67
          Interest Expense Related to Earning Assets  3.31     2.99
          Net Interest Margin                         4.84     5.08

NET INTEREST INCOME
Interest income increased $700,000 (5.7%) through March 31, 1996 over the amount reported for the same period of 1995 which resulted primarily from an increase in loan volume and rates. Interest expense for the two comparable periods increased $675,000 (14.3%) in 1996 due to higher deposit balances, shift in deposit product mix and higher interest rates. Net interest income increased $25,000 in 1996 over 1995.

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

The increase in the loan loss provision during the first three months of 1996 of $86,000 or 48.0% reflects increased loan volume which indicates a desire by the subsidiary banks to maintain an adequate reserve. The reserve for possible loan losses at the end of the first quarter of 1996 was $204,000 lower or 5.2%, than at March 31, 1995. Net loan charge offs for the three month period ending March 31, 1996 and 1995 were $509,000 and $19,000, respectively. Overall loan growth and expansion into new types of retail lending have led to higher charge-offs than normal during the first quarter of 1996. Expressed as a percent of average loans outstanding, the average reserve for possible loan losses was .84%, .99% and .98% as of March 31, 1996, March 31, 1995 and December 31, 1995, respectively.

Nonperforming Loans are defined by the Corporation to include loans on which interest is not being accrued, and restructured loans where interest rates have been renegotiated at below market rates. For purposes of calculating an impairment reserve in accordance with SFAS No. 114, the Corporation considers non-accrual loans and loans 90 days or more past due (excluding small balance homogeneous consumer loans) as meeting the Statement's definition of impaired which totaled $1,219,000 at March 31, 1996, $1,014,000 at March 31, 1995 and
$1,331,000 at December 31, 1995. Large balance impaired loans (generally those with balances of $100,000 or more) accounted for $931,000 or 76.4 percent of total impaired loans at March 31, 1996. The impairment reserve on these loans included in the reserve for possible loan losses amounted to $434,000 at March 31, 1996. The average balance of impaired loans was $1,098,000 for the three month period ending March 31, 1996. Interest income recognized during the time the loans were impaired was $3,000 all of which was received on a cash basis. The remaining performing loan portfolio was collectively evaluated for impairment.

Total nonperforming assets which includes non-accrual loans, other real estate owned and assets acquired through repossession were $2,002,000, $1,387,000 and $1,697,000 at March 31, 1996, March 31, 1995 and December 31, 1995,
respectively.

OTHER INCOME
Total non-interest income amounted to $2,078,000 and $1,410,000 for the three months ended March 31, 1996 and 1995, respectively. Trust income was $474,000 and $522,000 for each period, a reduction of $48,000. Service charges were $813,000 and $558,000, an increase of $255,000 in 1996 over 1995 due to a revised schedule of fees effective in the second quarter, 1995. Security gains of $365,000 and $12,000 were recognized in the first quarter of 1996 and 1995, respectively. Other income was $128,000 and $21,000 in the first quarter of 1996 and 1995, respectively. The increase in other income is the result of additional gains on loans sold and the adoption of the Statement of Financial Accounting Standard No. 122.

OTHER EXPENSES
Other non-interest expenses amounted to $6,722,000 and $6,983,000 for the three months ended March 31, 1996 and 1995, a reduction of $261,000 or 3.7%. The fluctuation of the major components of non-interest expenses are presented below (in thousands of dollars and as a percent):



                                                        Comparison of
                                                     Three Months Ended
                                                    March 31, 1996 & 1995
                                                    ---------------------
            Salaries & employee benefits             $(143)     ( 4.4)%
            Occupancy, furniture & equipment          (  9)     (  .7)
            Marketing, advertising and
             public relations                          181      150.3%
            Stationery & Supplies                     ( 81)     (46.4)
            FDIC Premium Expense                      (323)     (99.5)
            Other Operating Expense                    114        6.0
                                                     -----      -----
             Total Non-Interest Expenses             $(261)      (3.7)%
                                                     =====      =====


The decrease in salaries and employee benefits is due to a net reduction of 9 FTE's in the first quarter 1996 which was partially offset by increases due to normal performance evaluations. The increase in marketing, advertising and public relations expenditures were projected in the 1996 Budget and reflect strategies to increase loans and introduce new deposit products to generate additional accounts and balances. The decline in FDIC premium expense reflects the reduction in the assessment rate since the Bank Insurance Fund (BIF) was over funded.

APPLICABLE INCOME TAX
Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 34%. The provision is further reduced to a lesser extent by other tax-exempt items. The increase in the 1996 income tax provision reported in the accompanying financial statements for the three month periods ended March 31, 1996 and 1995 reflect the increase in earnings.

OTHER MATTERS
The first phase of the study of financial centers' delivery systems completed in April, 1996 will result in closing up to six offices in 1996. The cost to close these offices is not expected to exceed $1,000,000 before federal income tax and will result in a restructuring charge being recognized in the second quarter of 1996.

Part II.  OTHER INFORMATION
     Item 6.  Exhibit and Report on Form 8-K:

     (a) A Form 8-K Report was not filed during the three months ended March 31, 1996.
     (b) Exhibit 27:  Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            CB FINANCIAL CORPORATION

                                              BY: /s/ A. Wayne Klump
                                                  -----------------------
                                                  A. Wayne Klump
                                                  Treasurer

Dated:  May 10, 1996

                                 Exhibit Index



Exhibit Number                        Description

     27                               Financial Data Schedule