Form 10-Q
period 1996-06-30
CB FINANCIAL CORP
filed 1996-08-13
CIK 351326

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE TRANSITION PERIOD FROM               TO               .
                                      -------------     --------------

COMMISSION FILE NUMBER 0-11011

                            CB FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         MICHIGAN                                             38-2340045
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

ONE JACKSON SQUARE, JACKSON, MICHIGAN                         49201-1446
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

AT JUNE 30, 1996, THERE WERE 2,801,053 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WITH A $7.50 PAR VALUE.

                            CB FINANCIAL CORPORATION
                                     INDEX


Part I.     Financial Information:

Item 1.     Financial Statements


            The following consolidated financial statements of CB Financial Corporation and its subsidiaries included in this report are:

                                                                                   Page
                                                                                   ----
            Consolidated Balance Sheet - June 30, 1996,
            June 30, 1995 and December  31, 1995  .................................  3

            Consolidated Statement of Income - For the Three and Six Months Ended
            June 30, 1996 and 1995 ................................................  4

            Consolidated Statement of Cash Flow - For the Six Months Ended
            June 30, 1996 and 1995 ................................................  5

            Note to Consolidated Financial Statements .............................  6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations, Liquidity, and Capital .........................  7

Part II.    Other Information:

            Item 6. Report on Form 8-K ............................................ 10

SIGNATURE   ....................................................................... 11

            The following documents are filed as a part of this report:

Exhibit 27  Financial Data Schedule

CONSOLIDATED BALANCE SHEET (UNAUDITED)

(In Thousands)                                                                    06/30/96     06/30/95     12/31/95
- --------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and Cash Equivalents:
      Cash and Due from Banks                                                      $ 31,967     $ 40,353     $ 37,068
      Money Market Assets                                                             5,005        9,218        1,790
- ---------------------------------------------------------------------------------------------------------------------
          Total Cash and Cash Equivalents                                            36,972       49,571       38,858
- ---------------------------------------------------------------------------------------------------------------------

Securities Available for Sale:
      U.S. Treasury                                                                  60,025       42,008      161,390
      U.S. Government Agencies                                                       80,526       24,341       39,008
      States and Political Subdivisions                                              10,567            0       11,186
      Other                                                                             160          198          161
- ---------------------------------------------------------------------------------------------------------------------
          Total Securities Available for Sale                                       151,278       66,547      211,745
- ---------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity (Market value of $146,050)                                    0      146,287            0
- ---------------------------------------------------------------------------------------------------------------------

Loans:
      Consumer Loans                                                                151,146      108,152      120,678
      Commercial Loans                                                              201,231      169,707      177,921
      Tax Exempt Loans                                                               14,193       11,597       14,263
      Real Estate Mortgage Loans                                                    163,492      104,975      126,021
- ---------------------------------------------------------------------------------------------------------------------
          Subtotal Loans                                                            530,062      394,431      438,883
Reserve for Possible Loan Losses                                                     (3,976)      (4,005)      (3,934)
- ---------------------------------------------------------------------------------------------------------------------
          Net Loans                                                                 526,086      390,426      434,949
- ---------------------------------------------------------------------------------------------------------------------
Bank Premises and Equipment, Net                                                     14,452       16,233       15,350
Other Real Estate Owned                                                                   0           20            0
Income Earned Not Received                                                            6,211        6,081        6,996
Goodwill and Premium on Core Deposits, Net                                            9,352       11,251        9,937
Other Assets                                                                          8,197        1,788        2,048
- ---------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                             $752,548     $688,204     $719,883
=====================================================================================================================

LIABILITIES:
Deposits:
      Demand Deposits                                                              $114,990     $103,128     $110,459
      Interest-Bearing Demand Deposits                                              127,085      149,929      141,591
      Savings Deposits                                                              128,712      118,449      130,254
      Time Deposits                                                                 292,393      223,230      240,156
- ---------------------------------------------------------------------------------------------------------------------
          Total Deposits                                                            663,180      594,736      622,460
- ---------------------------------------------------------------------------------------------------------------------

Short-Term Interest Bearing Liabilities                                                 501        3,500        6,515
Note Payable and Capital Leases                                                       3,650        5,565        4,611
Accrued Expenses                                                                      4,077        4,031        3,868
Dividend Payable                                                                        840          840          840
Other Liabilities                                                                     5,267        2,992        4,131
- ---------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                         677,515      611,664      642,425
- ---------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
      Preferred Stock-no par value, 100,000 shares authorized,
          none outstanding                                                                0            0            0
      Common Stock-$7.50 par value, 5,000,000 shares authorized,
          2,801,053 shares outstanding                                               21,008       21,008       21,008
      Capital Surplus                                                                 8,073        8,073        8,073
      Undivided Profits                                                              47,733       46,626       46,730
      Unrealized Gains(Losses) on Securities Available for Sale, Net of Tax Effect   (1,781)         833        1,647
- ---------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                                 75,033       76,540       77,458
- ---------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $752,548     $688,204     $719,883
=====================================================================================================================

The accompanying notes are an integral part of this statement.

- --------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                 June 30,
(In Thousands Except Per Share Data)                         1996         1995        1996         1995
- --------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans
     Consumer Loans                                     $    3,247   $    2,455  $    6,155   $    4,839
     Commercial Loans                                        4,336        3,992       8,411        7,893
     Tax Exempt Loans                                          226          221         465          464
     Real Estate Mortgage Loans                              3,167        2,216       5,953        4,318
Interest on Investment Securities Available for Sale
      U.S. Treasury                                          1,074          837       2,867        1,809
      U.S. Government Agencies                               1,396          515       2,463        1,080
      States and Political Subdivisions                        157            0         318            0
       Other                                                     2            1           4            3
Interest on Securities Held to Maturity                          0        2,113           0        4,217
Interest on Money Market Assets                                 52          110         108          224
- --------------------------------------------------------------------------------------------------------
          Total Interest Income                             13,657       12,460      26,744       24,847
- --------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Demand Deposits                                    685        1,069       1,407        2,205
Interest on Savings Deposits                                   925          732       1,861        1,502
Interest on Time Deposits                                    3,911        2,831       7,498        5,337
Interest on Other Liabilities                                  166          262         307          561
- --------------------------------------------------------------------------------------------------------
          Total Interest Expense                             5,687        4,894      11,073        9,605
- --------------------------------------------------------------------------------------------------------
      NET INTEREST INCOME                                    7,970        7,566      15,671       15,242
Provision for Possible Loan Losses                             580          164         845          343
- --------------------------------------------------------------------------------------------------------
      NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                  7,390        7,402      14,826       14,899
- --------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
Trust Income                                                   554          482       1,028        1,004
Service Charges on Deposit Accounts                            802          686       1,615        1,244
Fees for Other Services to Customers                           296          340         594          637
Securities Gains                                                12           17         377           29
Other Income                                                   115           70         243           91
- --------------------------------------------------------------------------------------------------------
          Total Non-Interest Income                          1,779        1,595       3,857        3,005
- --------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
Salaries and Wages                                           2,652        2,669       5,038        5,210
Employee Benefits                                              591          721       1,299        1,417
Occupancy Expenses                                             637          588       1,284        1,233
Furniture and Equipment Expenses                               619          604       1,213        1,209
FDIC Insurance Premiums                                          1          325           3          649
Restructuring Charge                                         1,102            0       1,102            0
Other Operating Expenses                                     2,493        1,935       4,878        4,107
- --------------------------------------------------------------------------------------------------------
          Total Non-Interest Expenses                        8,095        6,842      14,817       13,825
- --------------------------------------------------------------------------------------------------------
      Income Before Provision for Federal Income Tax         1,074        2,155       3,866        4,079
Provision for Federal Income Tax                               306          671       1,182        1,247
- --------------------------------------------------------------------------------------------------------
      NET INCOME                                        $      768   $    1,484  $    2,684   $    2,832
========================================================================================================

Per Share Data:
Net Income Per Common Share                             $     0.28   $     0.53  $     0.96   $     1.01
Average Number of Shares Outstanding                     2,802,890    2,802,970   2,803,283    2,802,886

The accompanying notes are an integral part of this statement.

- ------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                            Six Months Ended
                                                                               June 30,
(In Thousands)                                                           1996           1995
- ------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash Flows from Operating Activities:
     Interest and Fees Received                                       $  31,291       $ 29,562
     Interest Paid                                                     ($10,901)        (9,224)
     Cash Paid to Suppliers and Employees                               (15,582)       (10,529)
     Income Taxes Paid                                                   (2,135)        (1,590)
- ------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                        2,673          8,219
- ------------------------------------------------------------------------------------------------


Cash Flows from Investing Activities:
     Proceeds from Sale of Securities Available for Sale                100,183          9,026
     Proceeds from Maturities/Calls of Securities Available for Sale     15,425         17,000
     Proceeds from Maturities/Calls of Securities Held to Maturitity          0          1,290
     Purchase of Securities Available for Sale                          (60,314)        (1,000)
     Net Increase in Loans                                              (91,982)        (1,515)
     Net Decrease in Other Real Estate Owned                                  0            337
     Proceeds from Sale of Premises and Equipment                           573              0
     Capital Expenditures                                                  (509)          (889)
- ------------------------------------------------------------------------------------------------
         Net Cash Provided (Used) by Investing Activities               (36,624)        24,249
- ------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Repayment of Note Payable                                             (950)          (950)
     Net Increase (Decrease) in Deposits and Short-Term Liabilities      34,707        (34,912)
     Cash Dividends Paid                                                 (1,681)        (1,681)
     Payment of Capital Lease Obligations                                   (11)           (12)
- ------------------------------------------------------------------------------------------------
         Net Cash Provided (Used) by Financing Activities                32,065        (37,555)
- ------------------------------------------------------------------------------------------------
         Net Decrease in Cash and Cash Equivalents                       (1,886)        (5,087)
- ------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at Beginning of Year                  38,858         54,658
- ------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at End of Period                   $  36,972        $49,571
================================================================================================


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net Income                                                            $   2,684       $  2,832
     Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
     Provision for Depreciation and Amortization                            892            921
     Accretion of Net Discount on Purchased Subsidiary                      600            657
     Amortization of Discount and Premiums on
          Investment Securities, Net                                        356            506
     Provision for Possible Loan Losses                                     845            344
     Securities Gains                                                      (377)           (11)
     Decrease in Income Earned Not Received                                 784          1,249
     (Increase) Decrease in Other Assets                                 (2,017)         1,763
     (Gain) Loss on Sale of Premises and Equipment                          (73)           (33)
     Increase (Decrease) in Interest Payable                                172            380
     Increase (Decrease) in Income Taxes Payable                           (953)          (343)
     Decrease in Accrued Expenses                                          (240)           (46)
- ------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                    $   2,673       $  8,219
================================================================================================

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

       LOANS
       Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These Statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of these statements on January 1, 1995 had no significant impact on the financial position or the results of operations of the Corporation.

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

       OTHER
       Effective January 1, 1996, the Corporation adopted Statement of
       Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This new accounting standard requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The adoption of this accounting standard did not impact the Corporation's financial position or results of operations.

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


                        CHANGE FROM DECEMBER 31, 1995
                               TO JUNE 30, 1996



         Funding Sources:
                Cash & Cash Equivalents                         $  1,886
                Investment Securities                             55,294
                Deposits                                          40,720
                Operating Activities                               2,673
                Sale of Premises & Equip.                            573
                                                                --------

                                                                $101,146
                                                                ========
         Funding Uses:
                Loans                                           $ 91,982
                Short Term Interest Bearing Liabilities            6,013
                Cash Dividends                                     1,681
                Capital Expenditures                                 509
                Repayment of Note and Capital Leases                 961
                                                                --------
                Total Uses                                      $101,146
                                                                ========



The primary source of funds for loan growth was the sale and maturity of investment securities available for sale, increase in deposits and decreased cash and cash equivalent balances. Net loans increased $92.0 million as of
June 30, 1996 from the totals reported at December 31, 1995.   Time deposits
and savings accounts increased $50.7 million over the December 31, 1995 balance which was offset by decreases in demand and interest bearing demand accounts of $10.0 million. The increase in time and savings account balances resulted from marketing efforts and pricing strategy to attract additional funds and the migration of funds from demand deposit accounts. Short term interest bearing liabilities including federal funds purchased have decreased $6.0 million from the December 31, 1995 balances as funds from operating activities have increased.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1996 there were no significant changes with respect to the capital resources of the Corporation. Management feels that the liquidity position of the Corporation as of June 30, 1996 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Corporation's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":



                                   Regulatory
                                  Minimum for            June 30,
                                "Well Capitalized"  1996         1995
                                ------------------  ----         ----
         Total Capital                 10%          13.4%        17.1%
         Tier I Capital                 6           14.2         16.1
         Tier I Leverage Ratio          5            9.2          9.5


RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statement of income is shown below in thousands of dollars, and as a percent.


                                        Comparison of             Comparison of
                                     Three Months Ended         Six Months Ended
                                     June 30, 1996 & 1995    June 30, 1996 and 1995
                                     --------------------    ----------------------
Interest Income                        $1,197        9.6%    $1,897         7.6%
Interest Expense                          793       16.2      1,468        15.3
                                       ------      -----     ------       -----
Net Interest Income                       404        5.3        429         2.8
Provision for loan losses                 416      253.7        502       146.4
                                       ------      -----     ------       -----
Net interest income after provision
 for loan losses                          (12)       (.2)       (73)        (.5)
Other Income                              184       11.5        852        28.4
Restructuring Expense                   1,102        0        1,102         0
Other Expenses                            151        2.2       (110)         .8
                                       ------      -----     ------       -----
Income before income tax               (1,081)     (50.2)      (213)       (5.2)
Income Tax Expense                       (365)     (54.4)        65        (5.2)
                                       ------      -----     ------       -----

Net Income                             $ (716)     (48.2)      (148)        5.2
                                       ======      =====     ======       =====


A summary of the components of the net interest margin computation on a tax equivalent basis for the six month period ending June 30, 1996 and 1995 is presented in the following table:


                                                      6/30/96  6/30/95
                                                      -------  -------
          Interest on Earning Assets                  8.18%    8.14%
          Interest on Interest Bearing Liabilities    4.12     3.78
          Interest Expense Related to Earning Assets  3.34     3.10
          Net Interest Margin                         4.84     5.04


NET INTEREST INCOME
Interest income increased $1,897,000 (7.6%) through June 30, 1996 over the amount reported for the same period of 1995 which resulted primarily from an increase in loan volume and rates. Interest expense for the two comparable periods increased $1,468,000 (15.3%) in 1996 due to higher deposit balances, shift in deposit product mix and higher interest rates. Net interest income increased $429,000 (2.8%) in 1996 over 1995.

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

The increase in the loan loss provision during the first six months of 1996 of $502,000 or 146.4% reflects increased loan volume and higher net charge offs recorded in 1996 which indicates a desire by the subsidiary banks to maintain an adequate reserve. The reserve for possible loan losses as of June 30, 1996 and 1995 was $3,976,000 and $4,005,000, a decline of $29,000 or .7%. Net loan charge offs for the six month period ending June 30, 1996 and 1995 were $803,000 and $204,000, respectively. Overall loan growth and expansion into new types of retail lending have led to higher charge-offs than normal during the first six months of 1996. Expressed as a percent of average loans outstanding, the average reserve for possible loan losses was .80%, 1.00% and
 .98% as of  June 30, 1996, June 30, 1995 and December 31, 1995, respectively.

Nonperforming Loans are defined by the Corporation to include loans on which interest is not being accrued, and restructured loans where interest rates have been renegotiated at below market rates. For purposes of calculating an impairment reserve in accordance with SFAS No. 114, the Corporation considers non-accrual loans and loans 90 days or more past due (excluding small balance homogeneous consumer loans and residential mortgage loans) where it is probable that the Corporation will not collect all amounts due under the contractual terms of the loan as meeting the statement's definition of impaired loans. Loans classified as impaired totaled $1,356,000 at June 30, 1996, $1,050,000 at June 30, 1995 and $1,331,000 at December 31, 1995. Large balance impaired loans (generally those with balances of $100,000 or more) accounted for $884,000 or 65.0 percent of total impaired loans at June 30, 1996. The impairment reserve on these loans included in the reserve for possible loan losses amounted to $336,000 at June 30, 1996. The average balance of impaired loans was $1,155,000 for the six month period ending June 30, 1996. Interest income recognized during the time the loans were impaired was $17,000 of which $10,000 was received on a cash basis. The remaining performing loan portfolio was collectively evaluated for impairment.

Total nonperforming assets which includes non-accrual loans, other real estate owned and assets acquired through repossession were $1,307,000, $1,170,000 and $1,697,000 at June 30, 1996, June 30, 1995 and December 31, 1995, respectively.

OTHER INCOME
Total non-interest income amounted to $3,857,000 and $3,005,000 for the six months ended June 30, 1996 and 1995, respectively. Trust income was $1,028,000 and $1,004,000 for each period, an increase of $24,000 which resulted from a revised fee schedule in the fourth quarter, 1995. Service charge income was $1,615,000 and $1,244,000, an increase of $371,000 in 1996 over 1995 due to a revised schedule of fees implemented in the second quarter, 1995. Security gains of $377,000 and $29,000 were recognized in the six months ended June 30, 1996 and 1995, respectively. Other income was $243,000 and $91,000 at June 30, 1996 and 1995 which resulted from additional gains on loans sold, the adoption of the Statement of Financial Accounting Standard No. 122 and litigation settlement of $100,000.

OTHER EXPENSES
Other non-interest expenses amounted to $14,817,000 and $13,825,000 for the six months ended June 30, 1996 and 1995, an increase of $992,000 or 7.2%. The fluctuation of the major components of non-interest expenses are presented below (in thousands of dollars and as a percent):


                                                    COMPARISON OF
                                                   SIX MONTHS ENDED

                                        AMOUNT   AMOUNT
                                          AT       AT     AMOUNT    PERCENT
                                       6/30/96  6/30/95  VARIANCE  VARIANCE
                                       -------  -------  --------  --------
     Salaries & Employee Benefits      $ 6,337    6,627   (290)      (4.4)%
     Occupancy, Furniture & Equipment    2,497    2,442     55        2.3
     Marketing, Advertising and
       Public Relations                    443      271    172       63.5%
     Stationery & Supplies                 316      273     43       15.8
     FDIC Premium Expense                    3      649   (646)     (99.5)
     Restructure Charge                  1,102        0  1,102        0
     Other Operating Expense             4,119    3,563    556       15.6
                                       -------   ------  -----    -------
       Total Non-Interest Expenses     $14,817   13,825    992        7.2%
                                       =======   ======  =====    =======


The decrease in salaries and employee benefits is due to a reduction in average FTE's of 29.4 at June 30, 1996 compared to June 30, 1995 which was partially offset by increases due to normal performance evaluations. The increase in marketing, advertising and public relations expenditures were projected in the 1996 Budget and reflect strategies to increase loans and introduce new deposit products to generate additional accounts and balances. The decline in FDIC premium expense reflects the reduction in the assessment rate since the Bank Insurance Fund (BIF) was over funded. Other operating expenses increased as a result of higher costs associated with greater volumes such as loans and postage, outsourcing messengers and the internal audit function, telephone, consultant fees, etc.

The corporation recorded a restructuring charge of $1.1 million in the second quarter of 1996. This charge resulted from an extensive study of its retail delivery system over the past twelve months. Based on recommendations of the study, some of the corporation's delivery system facilities will experience relocation, closures and enhancements over the next twelve months. The restructuring charge consists primarily of costs to close six (6) financial centers including personnel expenses related to rebuilding the retail delivery system. It is anticipated that the restructuring charge will be recoverd by the corporation through lower operating costs over a 2-3 year period.

APPLICABLE INCOME TAX
Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 34%. The provision is further reduced to a lesser extent by other tax-exempt items. The income tax provision reported in the accompanying financial statements for the six month periods ended June 30, 1996 and 1995 was $1,182,000 and $1,247,000, a reduction of $65,000, which reflects the decline in operating income due to the restructuring charge.

Part II.     OTHER INFORMATION
        Item 6.  Exhibit and Report on Form 8-K:

     (a) A Form 8-K Report was not filed during the three months ended June 30, 1996.
     (b) Exhibit 27:  Financial Data Schedule

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  CB FINANCIAL CORPORATION

                                                     BY:
                                                        -----------------------
                                                        A. Wayne Klump
                                                         Treasurer




Dated:  August 13, 1996

                                EXHIBIT INDEX




                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                          DESCRIPTION                             PAGE
- -------                         -----------                         ------------
27  --                          Financial Data Schedule

