Form 10-Q
period 1996-09-30
CB FINANCIAL CORP
filed 1996-11-13
CIK 351326

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                  YES _X_   NO__

AT SEPTEMBER 30, 1996, THERE WERE 2,801,053 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WITH A $7.50 PAR VALUE.

--------------------------------------------------------------------------------

                            CB FINANCIAL CORPORATION
                                     INDEX



Part I.       Financial Information:

Item 1.       Financial Statements

              The following consolidated financial statements of CB
              Financial Corporation and its subsidiaries included in this report are:
                                                                                         Page
                                                                                         ----
              Consolidated Balance Sheet - September 30, 1996,
              September 30, 1995 and December  31, 1995...................................  3

              Consolidated Statement of Income - For the Three and Nine Months Ended
              September 30, 1996 and 1995.................................................  4

              Consolidated Statement of Cash Flow - For the Nine Months Ended
              September 30, 1996 and 1995.................................................  5

              Note to Consolidated Financial Statements...................................  6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations, Liquidity, and Capital...............................  7

Part II.      Other Information:

              Item 6. Exhibit 10 and Report on Form 8-K................................... 11

SIGNATURE     ............................................................................ 12

              The following documents are filed as a part of this report:

Exhibit 10    Employment Agreement and Amendment  Number 1 -
              Supplemental Retirement Benefit Agreement

Exhibit 27    Financial Data Schedule

CONSOLIDATED BALANCE SHEET (Unaudited)

(In Thousands)                                                                        09/30/96          09/30/95          12/31/95
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and Cash Equivalents:
      Cash and Due from Banks                                                          $29,509           $34,927           $37,068
      Money Market Assets                                                                1,461            12,214             1,790
-----------------------------------------------------------------------------------------------------------------------------------
          Total Cash and Cash Equivalents                                               30,970            47,141            38,858
-----------------------------------------------------------------------------------------------------------------------------------

Securities Available for Sale:
      U.S. Treasury                                                                     57,194            37,745           161,390
      U.S. Government Agencies                                                          79,538            24,224            39,008
      States and Political Subdivisions                                                 10,158                 0            11,186
      Other                                                                                 20               209               161
-----------------------------------------------------------------------------------------------------------------------------------
          Total Securities Available for Sale                                          146,910            62,178           211,745
-----------------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity (Market value of $144,948)                                       0           145,810                 0
-----------------------------------------------------------------------------------------------------------------------------------

Loans:
      Consumer Loans                                                                   169,594           113,924           120,678
      Commercial Loans                                                                 204,063           171,086           177,921
      Tax Exempt Loans                                                                  14,696            13,273            14,263
      Real Estate Mortgage Loans                                                       189,025           113,744           126,021
-----------------------------------------------------------------------------------------------------------------------------------
          Subtotal Loans                                                               577,378           412,027           438,883
Reserve for Possible Loan Losses                                                        (4,240)           (4,021)           (3,934)
-----------------------------------------------------------------------------------------------------------------------------------
          Net Loans                                                                    573,138           408,006           434,949
-----------------------------------------------------------------------------------------------------------------------------------
Bank Premises and Equipment, Net                                                        14,135            15,800            15,350
Other Real Estate Owned                                                                    364                20                 0
Income Earned Not Received                                                               5,660             7,135             6,996
Goodwill and Premium on Core Deposits, Net                                               9,060            10,931             9,937
Other Assets                                                                             4,096             3,358             2,048
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                $784,333          $700,379          $719,883
===================================================================================================================================

LIABILITIES:
Deposits:
      Demand Deposits                                                                 $108,089          $104,791          $110,459
      Interest-Bearing Demand Deposits                                                 126,545           143,643           141,591
      Savings Deposits                                                                 125,957           122,308           130,254
      Time Deposits                                                                    319,610           238,113           240,156
-----------------------------------------------------------------------------------------------------------------------------------
          Total Deposits                                                               680,201           608,855           622,460
-----------------------------------------------------------------------------------------------------------------------------------

Short-Term Interest Bearing Liabilities                                                 12,990               698             6,515
Note Payable and Capital Leases                                                          3,173             5,090             4,611
Accrued Expenses                                                                         4,428             4,516             3,868
Dividend Payable                                                                           840               840               840
Other Liabilities                                                                        5,852             3,918             4,131
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                            707,484           623,917           642,425
-----------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
      Preferred Stock-no par value, 100,000 shares authorized,
          none outstanding                                                                   0                 0                 0
      Common Stock-$7.50 par value, 5,000,000 shares authorized,
          2,801,053 shares outstanding                                                  21,008            21,008            21,008
      Capital Surplus                                                                    8,073             8,073             8,073
      Undivided Profits                                                                 48,787            46,798            46,730
      Unrealized Gains(Losses) on Securities Available for Sale, Net of Tax Effect      (1,019)              583             1,647
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                                    76,849            76,462            77,458
-----------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $784,333          $700,379          $719,883
===================================================================================================================================

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                                      Three Months Ended                   Nine Months Ended
                                                                          September 30,                      September 30,
(In Thousands Except Per Share Data)                                1996               1995              1996              1995
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans
     Consumer Loans                                                 $3,710             $2,446            $9,865            $7,285
     Commercial Loans                                                4,505              3,981            12,916            11,874
     Tax Exempt Loans                                                  213                223               678               687
     Real Estate Mortgage Loans                                      3,517              2,380             9,470             6,698
Interest on Securities Available for Sale
      U.S. Treasury                                                    883                712             3,750             2,521
      U.S. Government Agencies                                       1,349                495             3,812             1,575
      States and Political Subdivisions                                151                  0               469                 0
       Other                                                             2                  1                 6                 4
Interest on Securities Held to Maturity                                  0              2,106                 0             6,323
Interest on Money Market Assets                                         48                223               156               447
----------------------------------------------------------------------------------------------------------------------------------
          Total Interest Income                                     14,378             12,567            41,122            37,414
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on Demand Deposits                                            693                930             2,100             3,135
Interest on Savings Deposits                                           940                790             2,801             2,292
Interest on Time Deposits                                            4,327              3,244            11,825             8,581
Interest on Other Liabilities                                          160                106               467               667
----------------------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                     6,120              5,070            17,193            14,675
----------------------------------------------------------------------------------------------------------------------------------
      NET INTEREST INCOME                                            8,258              7,497            23,929            22,739
Provision for Possible Loan Losses                                     573                165             1,418               508
----------------------------------------------------------------------------------------------------------------------------------
      NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES                          7,685              7,332            22,511            22,231
----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
Trust Income                                                           517                502             1,545             1,506
Service Charges on Deposit Accounts                                    874                721             2,489             1,965
Fees for Other Services to Customers                                   316                431               910             1,068
Securities Gains                                                       114                  1               491                30
Other Income                                                            40                 21               283               112
----------------------------------------------------------------------------------------------------------------------------------
          Total Non-Interest Income                                  1,861              1,676             5,718             4,681
----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
Salaries and Wages                                                   2,795              2,585             7,833             7,795
Employee Benefits                                                      509                594             1,808             2,011
Occupancy Expenses                                                     604                657             1,888             1,890
Furniture and Equipment Expenses                                       617                623             1,830             1,832
FDIC Insurance Premiums                                                  1                (21)                4               628
Restructuring Charge                                                     0                981             1,102               981
Other Operating Expenses                                             2,285              2,168             7,163             6,275
----------------------------------------------------------------------------------------------------------------------------------
          Total Non-Interest Expenses                                6,811              7,587            21,628            21,412
----------------------------------------------------------------------------------------------------------------------------------
      Income Before Provision for Federal Income Tax                 2,735              1,421             6,601             5,500
Provision for Federal Income Tax                                       840                410             2,022             1,657
----------------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                    $1,895             $1,011            $4,579            $3,843
==================================================================================================================================

Per Share Data:
Net Income Per Common Share                                          $0.67              $0.36             $1.63             $1.37
Average Number of Shares Outstanding                             2,802,810          2,804,671          2,803,028         2,803,132

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)                                                    Nine Months Ended
                                                                                                      September 30,
(In Thousands)                                                                                   1996              1995
----------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash Flows from Operating Activities:
     Interest and Fees Received                                                                 $48,165           $42,858
     Interest Paid                                                                             ($16,908)          (14,013)
     Cash Paid to Suppliers and Employees                                                       (17,887)          (17,612)
     Income Taxes Paid                                                                           (2,210)           (1,928)
----------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                               11,160             9,305
----------------------------------------------------------------------------------------------------------------------------


Cash Flows from Investing Activities:
     Proceeds from Sale of Securities Available for Sale                                        105,357             9,044
     Proceeds from Maturities/Calls of Securities Available for Sale                             22,800            25,000
     Proceeds from Maturities/Calls of Securities Held to Maturity                                    0             1,560
     Purchase of Securities Available for Sale                                                  (67,358)           (5,000)
     Net Increase in Loans                                                                     (139,607)          (19,259)
     Net (Increase) Decrease in Other Real Estate Owned                                            (364)              337
     Proceeds from Sale of Premises and Equipment                                                   711                 0
     Capital Expenditures                                                                          (845)             (952)
----------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided (Used) by Investing Activities                                       (79,306)           10,730
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Repayment of Note Payable                                                                   (1,425)           (1,425)
     Net Increase (Decrease) in Deposits and Short-Term Liabilities                              64,217           (23,595)
     Cash Dividends Paid                                                                         (2,521)           (2,521)
     Payment of Capital Lease Obligations                                                           (13)              (11)
----------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided (Used) by Financing Activities                                        60,258           (27,552)
----------------------------------------------------------------------------------------------------------------------------
         Net Decrease in Cash and Cash Equivalents                                               (7,888)           (7,517)
----------------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at Beginning of Year                                          38,858            54,658
----------------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at End of Period                                             $30,970           $47,141
============================================================================================================================

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net Income                                                                                       $4,579            $3,843
     Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
     Provision for Depreciation and Amortization                                                  1,335             1,409
     Amortization of Net Premium on Purchased Subsidiary                                            895               986
     Amortization of Discount and Premiums on
          Investment Securities, Net                                                                485               753
     Provision for Possible Loan Losses                                                           1,418               508
     Securities Gains                                                                              (490)              (30)
     Decrease in Income Earned Not Received                                                       1,336                56
     (Increase) Decrease in Other Assets                                                            927               212
     Gain on Sale of Premises and Equipment                                                          (4)              (33)
     Increase (Decrease) in Interest Payable                                                        284               680
     Increase (Decrease) in Income Taxes Payable                                                   (188)             (272)
     Increase in Accrued Expenses                                                                   583             1,193
----------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                              $11,160            $9,305
============================================================================================================================

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

                        CHANGE FROM DECEMBER 31, 1995
                            TO SEPTEMBER 30, 1996


       Funding Sources:
             Cash & Cash Equivalent                          $   7,888
             Investment Securities                              60,799
             Deposits                                           57,741
             Short Term Interest Bearing Liabilities             6,476
             Operating Activities                               11,160
             Sale of Premises & Equip.                             711
                                                              --------

                                                             $ 144,775
                                                              ========
        Funding Uses:
             Loans                                           $ 139,607
             Cash Dividends                                      2,521
             Capital Expenditures                                  845
             Repayment of Note and Capital Leases                1,438
             Other Real Estate Owned                               364
                                                              --------
             Total Uses                                      $ 144,775
                                                              ========


The primary source of funds for loan growth was the sale and maturity of investment securities available for sale, increase in deposits and decreased cash and cash equivalent balances. Net loans increased $136.4 million as of September 30, 1996 from the totals reported at December 31, 1995. Consumer loans increased $48.9 million from the December 31, 1995 balance due to strong demand for new automobiles and the entry of CB North into the indirect automobile financing market. Commercial loans, excluding tax exempt loans, were $204.1 million as of September 30, 1996, an increase of $26.1 million from the $177.9 million at December 31, 1995 which reflects a focus on business development of the small business market. Mortgage loans posted an increase of $63.0 million through September 30, 1996 from the total of $126.0 million as of December 31, 1995.

Time deposits increased $79.5 million over the December 31, 1995 balance which was offset by decreases in all other deposit categories of $21.7 million. The increase in time account balances resulted from marketing efforts and pricing strategy to attract additional funds and the migration of funds from demand and savings accounts. Short term interest bearing liabilities including federal funds purchased have increased $6.5 million from the December 31, 1995 balances as funds from operating activities have increased.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996 there were no significant changes with respect to the capital resources of the Corporation. Management feels that the liquidity position of the Corporation as of September 30, 1996 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Corporation's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":


                                    Regulatory
                                   Minimum for             September 30,
                                 "Well Capitalized"      1996        1995
                                 ------------------    -------      -------
     Total Capital                      10%             13.74%       18.45%
     Tier I Capital                      6              12.95        17.44
     Tier I Leverage Ratio               5               9.11        10.00


RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statement of income is shown below in thousands of dollars, and as a percent.


                                                      Comparison of                           Comparison of
                                                   Three Months Ended                       Nine Months Ended
                                                September 30, 1996 & 1995              September 30, 1996 and 1995
                                                --------------------------             ---------------------------

Interest Income                                  $1,811               14.4%              $3,708             9.9%
Interest Expense                                  1,050               20.7                2,518             17.2
                                                  -----                                   -----
Net Interest Income                                 761               10.2                1,190              5.2
Provision for loan losses                           408              247.3                  910            179.1
                                                  -----                                   -----
Net interest income after provision
 for loan losses                                    353                4.8                  280              1.3
Other Income                                        185               11.0                1,037             22.2
Restructuring Expense                              (981)                                    121             12.3
Other Expenses                                      205                3.1                   95               .5
                                                  -----                                   -----

Income before income tax                          1,314               92.5                1,101             20.0
Income Tax Expense                                  430              104.9                  365             22.0
                                                  -----                                   -----

Net Income                                        $ 884               87.4                  736             19.2
                                                   ====                                   =====


A summary of the components of the net interest margin computation on a tax equivalent basis for the nine month periods ending September 30, 1996 and 1995 is presented in the following table:

                                                           9/30/96    9/30/95
            Interest on Earning Assets                      8.19%       8.11%
            Interest on Interest Bearing Liabilities        4.16        3.84
            Interest Expense Related to Earning Assets      3.38        3.13
            Net Interest Margin                             4.81        4.98

NET INTEREST INCOME
Interest income increased $3,708,000 (9.9%) through September 30, 1996 over the amount reported for the same period of 1995. Income on total loans improved $6.4 million in 1996 over 1995 due to increase in volume which was offset by a reduction in interest rates. Earnings for the securities portfolio declined $2.4 million as a result of lower volume. Interest expense for the two comparable periods increased $2,518,000 (17.2%) in 1996 due to higher deposit balances, shift in deposit product mix and higher interest rates. Net interest income increased $1,190,000 (5.2%) in 1996 over 1995.

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

Overall loan growth of consumer loans in 1995 and 1996 resulted from indirect auto financing which provides increased profit opportunities along with the potential for increased delinquencies and charge-offs. The banking industry as a whole is experiencing an increase in delinquency and charge-offs of consumer loans. This trend created a higher than historical loan delinquency and charge-offs for CB Financial Corporation. Strategies have been initiated to balance consumer loan growth while adhering to high credit standards and aggressive collection efforts of delinquent loans.

The increase in the loan loss provision during the first nine months of 1996 of $910,000 or 179.1% reflects increased loan volume and higher net charge offs recorded in 1996. The reserve for possible loan losses as of September 30,
1996 and 1995 was $4,240,000 and $4,021,000, an increase of  $219,000 or 5.4%.
Net loan charge offs for the nine month period ending September 30, 1996 and 1995 were $1,112,000 and $352,000, respectively. Expressed as a percent of average loans outstanding, the average reserve for possible loan losses was
 .77%, 1.00% and .98% as of  September 30, 1996, September 30, 1995 and December
31, 1995, respectively.   A new software package is in use to analyze coverage
by specific loan types.   The Corporation's reserve for possible loan losses is
evaluated quarterly for adequate coverage. Based on historical and projected performance within the loan portfolio management considers the reserve to be adequate. When loan portfolios are compared, much of the loan growth experienced over the past years has occurred in residential real estate loans, many of which are being packaged for sale in the secondary market, eliminating the need for reserves, also, this portion of the loan portfolio has a history of very little losses which further negates the need for a reserve.

Nonperforming Loans are defined by the Corporation to include loans on which interest is not being accrued, and restructured loans where interest rates have been renegotiated at below market rates. For purposes of calculating an impairment reserve in accordance with SFAS No. 114, the Corporation considers non-accrual loans and loans 90 days or more past due (excluding small balance homogeneous consumer loans and residential mortgage loans) where it is probable that the Corporation will not collect all amounts due under the contractual
terms of the loan   as meeting the statement's definition of impaired loans.
Loans classified as impaired totaled $1,416,000 at September 30, 1996, $1,116,000 at September 30, 1995 and $1,331,000 at December 31, 1995. Large
balance impaired loans (generally those with balances of $100,000 or more) accounted for $1,137,000 or 80.3 percent of total impaired loans at September 30, 1996. The loans classified as impaired are well collateralized and no specific amount of the loan loss reserve has been allocated to the impaired loans.

The average balance of impaired loans was $1,307,000 for the nine month period ending September 30, 1996. Interest income recognized during the time the loans were impaired was $18,300 of which $11,500 was received on a cash basis. The remaining performing loan portfolio was collectively evaluated for impairment.

Total nonperforming assets which includes non-accrual loans, other real estate owned and assets acquired through repossession were $1,556,000, $1,602,000 and $1,697,000 at September 30, 1996, September 30, 1995 and December 31, 1995,
respectively. In addition to the loans classified as nonperforming, there are other potential problem loans of $1,312,000 at September 30, 1996 that management is closely monitoring the borrowers ability to comply with repayment terms, but existing conditions do not warrant either a partial charge-off or classification as non-performing.

OTHER INCOME
Total non-interest income amounted to $5,718,000 and $4,681,000 for the nine months ended September 30, 1996 and 1995, respectively. Trust income was $1,545,000 and $1,506,000 for each period, an increase of $39,000 which resulted from a revised fee schedule in the fourth quarter, 1995. Service charge income was $2,489,000 and $1,965,000, an increase of $524,000 in 1996 over 1995 due to a revised schedule of fees implemented in the second quarter, 1995. Security gains of $491,000 and $30,000 were recognized in the nine months ended September 30, 1996 and 1995, respectively. Other income was $283,000 and $112,000 at September 30, 1996 and 1995 which resulted from additional gains on loans sold, the adoption of the Statement of Financial Accounting Standard No. 122 and a litigation settlement of $100,000.

OTHER EXPENSES
Other non-interest expenses amounted to $21,628,000 and $21,412,000 for the nine months ended September 30, 1996 and 1995, an increase of $216,000 or 1.0%. The fluctuation of the major components of non-interest expenses are presented below (in thousands of dollars and as a percent):

                                                               COMPARISON OF
                                                              NINE MONTHS ENDED

                                            AMOUNT        AMOUNT
                                              AT            AT                  AMOUNT          PERCENT
                                           9/30/96        9/30/95              VARIANCE         VARIANCE
                                           -------        -------              --------         --------

Salaries & Employee Benefits               $  9,641       $  9,806               $ (165)            (1.7)%
Occupancy, Furniture & Equipment              3,718          3,722                   (4)             (.1)
Marketing, Advertising and
  Public Relations                              552            476                   76             16.0
Stationery & Supplies                           487            416                   71             17.1
FDIC Premium Expense                              4            628                 (624)           (99.4)
Postage Express and Freight                     616            505                  111             22.0
Merchant Bank Expense                           660            590                   70             11.9
Restructure Charge                            1,102            981                  121             12.3
Amortization of Goodwill and Premium
  on Core Deposits                              877            960                  (83)            (8.6)
Other Operating Expense                       3,971          3,328                  643             19.3
                                            -------        -------                  ---
  Total Non-Interest Expenses              $ 21,628       $ 21,412               $  216              1.0%
                                           ========       ========               ======


The decrease in salaries and employee benefits is due to a reduction in average FTE's of 14.7 at September 30, 1996 compared to September 30, 1995 which was partially offset by increases due to normal performance evaluations. The increase in marketing, advertising and public relations expenditures reflect strategies to increase loans and introduce new deposit products to generate additional accounts and balances.

The decline in FDIC premium expense reflects the reduction in the assessment rate since the Bank Insurance Fund (BIF) was over funded. Other operating expenses increased as a result of higher costs associated with greater volumes such as loans, outsourcing messengers and the internal audit function, telephone, consultant fees, etc. The increase in other operating expenses which resulted from outsourcing messengers and the internal audit function were offset by a reduction in salaries and employee benefits.

The corporation recorded a restructuring charge of $1.1 million in the second quarter of 1996 and $981,000 in the third quarter of 1995. This charge in 1996 resulted from an extensive study of its retail delivery system over the past twelve months. Based on recommendations of the study, some of the corporation's delivery system facilities will experience relocation, closures and enhancements over the next twelve months. The restructuring charge consists primarily of costs to close six (6) financial centers including personnel expenses related to rebuilding the retail delivery system. Two (2) offices were closed in August, 1996. During September, 1996, three (3) offices were consolidated with other nearby offices and one (1) was relocated from a supermarket to a free-standing facility nearby. It is anticipated that this restructuring charge will be recovered by the corporation through lower operating costs over a 2-3 year period. The restructure charge of $981,000 in the third quarter of 1995 resulted from an early retirement program offered to employees.

APPLICABLE INCOME TAX
Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 34%. The provision is further reduced to a lesser extent by other tax-exempt items. The income tax provision reported in the accompanying financial statements for the nine month periods ended September 30, 1996 and 1995 was $2,022,000 and $1,657,000, an increase of $365,000, which reflects an increase in operating income.

Part II.     OTHER INFORMATION
        Item 6.  Exhibit and Report on Form 8-K:

        (a) Exhibit 10: Employment Agreement and Amendment Number 1 - Supplemental Retirement Benefit Agreement
        (b) A Form 8-K Report was not filed during the three months ended September 30, 1996.
        (c)    Exhibit 27:  Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                               CB FINANCIAL CORPORATION

                                               BY: /s/ A. Wayne Klump
                                                   ------------------------
                                                   A. Wayne Klump
                                                    Senior Vice President
                                                     Chief Financial Officer
                                                      and Treasurer


Dated:  November 13, 1996

                                 CB FINANCIAL
                                EXHIBIT INDEX



Exhibit No.             Description                             Page No.
-----------             -----------                             --------

  10                    Employment Agreement and Amendment
                        Number 1 - Supplemental Retirement
                        Benefit Agreement

  27                    Financial Data Schedule