Form 10-K
period 1996-12-31
CB FINANCIAL CORP
filed 1997-03-21
CIK 351326

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM_______________TO_______________


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


                                 (517) 788-2701
              (Registrant's telephone number, including area code)

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

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of February 28, 1997, computed by reference to the average of the closing bid and asked prices for such stock on that date was $124,561,000.
     The number of shares of the registrant's common stock outstanding as of February 28, 1997 was 2,801,053.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents, or portions thereof, have been incorporated by reference in this Annual Report on Form 10-K:
                                      None

                                     PART I

ITEM 1. BUSINESS
GENERAL
     CB Financial Corporation (the "Corporation") is a bank holding company incorporated under the laws of the State of Michigan on January 21, 1981. The principal assets of the Corporation are its stock ownership in its subsidiaries, City Bank and Trust Company ("City Bank and Trust"), City Bank and CB North, which are referred to herein collectively as the "Banks."
     The Corporation became the sole shareholder of City Bank and Trust on August 6, 1981. City Bank and Trust was organized as a private banking corporation in 1848, became a Michigan banking corporation in 1865 and became a national banking association in 1964. In June 1994, City Bank and Trust converted to a Michigan banking corporation. City Bank and Trust is the oldest continuously operating financial institution in Michigan. The main office and six branches are located in Jackson, Michigan. Eight other branches are located in Jackson County and two branches are located in the eastern part of Calhoun County. City Bank and Trust operates 13 automated teller machines.
     The Corporation became the sole shareholder of City Bank (formerly Clinton Bank and Trust) on December 31, 1983. City Bank was organized in 1865 as a national bank, and in 1979 converted to a Michigan banking corporation. City Bank has 12 offices with its main office, auto bank and one branch located in St. Johns, Michigan. In addition, City Bank has branches in Elsie, Laingsburg and Fowler which are located in Clinton County. Six branches are located in the Lansing area. City Bank operates ten automated teller machines.
     On February 28, 1992, the Corporation acquired all of the common stock of CCSB Corporation, a one-bank holding company of Charlevoix County State Bank ("CCSB") located in Charlevoix, Michigan. At the time of the acquisition, CCSB was a Michigan banking corporation with its main office and one branch located in Charlevoix, Michigan. In addition, CCSB operated offices in East Jordan, located in Charlevoix County, as well as Eastport and Ellsworth which are located in Antrim County.
     On January 15, 1993, the Corporation acquired First of Charlevoix Corporation, a one-bank holding company of First State Bank of Charlevoix ("FSBC"). At the time of the acquisition, FSBC was a Michigan banking corporation with its main office located in Charlevoix, Michigan. In addition, FSBC operated a branch in Boyne City and on Beaver Island.
     Effective October 1, 1993, the Corporation merged CCSB and FSBC into one bank, CB North. On December 17, 1994, CB North acquired three branch offices from Republic Bank ("Republic Bank acquisition"). CB North continues as a Michigan banking corporation with its main office and one branch located in Charlevoix, Michigan. CB North operates eight additional branches located in East Jordan, Eastport, Ellsworth, Boyne City, Traverse City, Bellaire, Central Lake and on Beaver Island. CB North operates four automated teller machines.
     All three subsidiary banks offer a full range of services to individuals, corporations and other institutions. Banking services include checking, savings, NOW accounts, money market deposit accounts, automated teller machines, debit cards, time deposit accounts, safe deposit facilities, money transfers and corporate cash management. The Banks provide secured and unsecured personal loans, real estate loans, consumer installment loans, check credit (overdraft) loans, line of credit loans, accounts receivable financing and construction financing. The Banks offer electronic funds transaction processing including direct deposit of social security and pension payments.
     The trust department of City Bank and Trust offers a wide variety of fiduciary services to individuals, corporations, non-profit organizations, and government entities, including services as trustee for personal, corporate, pension, profit-sharing and other employee benefit trusts. It also provides securities custody services as an agent, acts as the personal representative for estates and as a fiscal paying and escrow agent for corporate customers and government entities. Pursuant to contractual arrangements permitted by Michigan law, the trust department of City Bank and Trust provides trust services to customers of City Bank and CB North.
     City Bank and Trust makes available to its customers full and discount brokerage services through a contract with a third party vendor independent of the Bank.
     Each Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participations, the purchase and sale of federal funds, and other similar services. The Corporation has no foreign operations or activities.

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

     1. Bank Holding Companies
     The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is subject to the supervision of the Federal Reserve Board. The Corporation is registered as a bank holding company with the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make inspections and examinations of the Corporation and its subsidiaries.
     Under the BHC Act, bank holding companies such as the Corporation are generally prohibited from engaging in activities other than banking and from acquiring any company which is not a bank or bank holding company, unless such company is engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHC Act, bank holding companies generally may not acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank or bank holding company, without the prior written approval of the Federal Reserve Board.
     Before September 29, 1995, the BHC Act generally prohibited the Federal Reserve Board from approving the direct or indirect acquisition, by a bank holding company, such as the Corporation, the principal banking operations of which are conducted in one state, of any voting shares of, interest in or all or substantially all of the assets of a bank or bank holding company conducting its principal banking operations in another state, unless the statutory laws of the state in which the principal banking operations of the bank holding company or bank to be acquired are conducted explicitly authorize such an acquisition. Effective September 29, 1995, the BHC Act no longer prevents the Federal Reserve Board from approving the acquisition of a bank because of contrary State law.
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") has substantially changed the geographic constraints applicable to the banking industry. Since September 29, 1995, the application of a bank holding company located in one State (the "home State") to acquire a bank located in any other State (the "host State") may be approved by the Federal Reserve Board under the BHC Act notwithstanding any prohibition of such acquisition in the law of the host State. The Riegle-Neal Act permits States to require that a target bank have been in operation for a minimum period, up to five years, and to impose non-discriminatory limits on the percentage of the total amount of deposits with insured depository institutions in the State which may be controlled by a single bank or bank holding company. In addition, the Riegle-Neal Act imposes Federal deposit concentration limits (10% of nationwide total deposits, and 30% of total deposits in the host State on applications subsequent to the applicant's initial entry to the host State), and adds new statutory conditions to Federal Reserve Board approval, i.e., the applicant meets or exceeds all applicable Federal regulatory capital standards and is "adequately managed."

     Also since September 29, 1995, any bank subsidiary (and, in certain circumstances thrift subsidiary) of a bank holding company may receive deposits to existing accounts, renew time deposits, and close, service and receive payments on (but not disburse proceeds of) loans, as an agent for its depository institution affiliates without being considered a branch of the affiliate under any otherwise applicable law. Such agency activities must be conducted on terms consistent with safe and sound banking practices.
     The Riegle-Neal Act also authorizes, effective June 1, 1997, the responsible Federal banking agency to approve applications for the interstate acquisition of branches or mergers of depository institutions across State lines, without regard to whether such activity is contrary to State law. Any State may, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997, or opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such State from participating in any interstate branch acquisition or merger. Each State is permitted to prohibit interstate branch acquisitions (i.e., acquisition of a branch without acquisition of the entire target bank), to examine acquired or de novo branches of out-of-State banks with respect to compliance with certain host State laws, and to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. The responsible Federal agency will apply the same Federal concentration limits and capital and management adequacy requirements noted above with respect to BHC Act applications. Branches acquired in a host State by a State-chartered bank will be subject to the activity limits and other laws of the host State to the same extent as a branch of a bank chartered by the host State. Branches acquired in a host State by an out-of-State national bank will be subject to community reinvestment, consumer protection, fair lending and intrastate branching laws of the host State (except to the extent the application of such laws to national banks is preempted by Federal law or is determined by the Comptroller of the Currency to be discriminatory), and to other non-tax laws of the host State to the same extent as branches of a national bank having its main office in the host State. The establishment of de novo branches by an out-of-State bank will continue to require express statutory authority under the law of the host State and of the chartering jurisdiction.
     Among other things, the Riegle-Neal Act also preserves State taxation authority, prohibits the operation by out-of-State banks of interstate branches as deposit production offices, imposes additional notice requirements upon interstate banks proposing to close branch offices in a low or moderate-income area, and creates new Community Reinvestment Act evaluation requirements for interstate depository institutions. The Act mandates new restrictions on interstate activities of foreign banks, and requires public notice of, and opportunity to comment on, any proposed ruling by a Federal banking agency which would preempt certain State laws.
     Under existing Michigan law and with the approval of the Commissioner of the Michigan Financial Institutions Bureau ("FIB"), a Michigan-based bank or bank holding company (such as the Corporation) may be acquired by a bank holding company located in any state. Most states have adopted legislation that permits out-of-state bank holding companies to acquire local banks and bank holding companies.
     Under Michigan law, if the capital of a Michigan state-chartered bank (such as the subsidiary banks) has become impaired by losses or otherwise, the Commissioner of the FIB may require that the deficiency in capital be met by assessment upon the bank's shareholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any shareholder within 30 days of the date of mailing of notice thereof to such shareholder, cause the sale of the stock of such shareholder to pay such assessment and the costs of sale of such stock. The Commissioner may appoint a receiver for any bank failing for two months after receiving such notice from the Commissioner either to restore its capital or to take steps to liquidate its business.
     Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and is entitled to a priority of payment. This priority could apparently apply to guarantees of capital plans under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").
     The Federal Reserve Board has adopted capital adequacy guidelines to provide a framework for supervisory evaluation of the capital adequacy of bank holding companies. The guidelines measure four principal ratios: (1) primary capital to total assets; (2) total capital to total assets; (3) qualifying capital to weighted-risk assets; and (4) Tier 1 capital to total assets. In addition to other elements not present in the case of the Corporation, primary capital consists of common stock, surplus, undivided profits, reserves for loan and lease losses and certain types and amounts of convertible debt instruments. Total capital consists of primary capital plus certain limited-life preferred stock (and related surplus), certain unsecured long-term debt, and certain subordinated notes and debentures of subsidiary banks. Total assets for purposes of ratios (1) and (2) consist of total assets plus the reserves for loan and lease losses, less, at the discretion of the Federal Reserve Board, amounts of intangible assets (including goodwill), all measured as of the end of appropriate fiscal periods. For purposes of ratio (3), weighted-risk assets consist of total risk-adjusted assets (as described below) less amounts excluded from Tier 1 and Tier 2 capital, all measured as of the end of appropriate fiscal periods. For purposes of ratio (4), total assets consist of quarterly average total assets (net of the reserves for loan and lease losses) less (i) goodwill, (ii) excess purchased mortgage servicing rights and purchased credit card relationships, (iii) all other intangibles, (iv) investments in subsidiaries deducted from Tier 1 capital, and (v) excess deferred tax assets realizable only from future taxable income.
     The Federal Reserve Board measures ratios (3) and (4) pursuant to its risk-based capital adequacy guidelines. These guidelines are intended to make regulatory capital requirements more sensitive to the risk profile of each bank holding company, to factor off-balance-sheet exposures into capital adequacy assessment, to minimize disincentives to holding liquid, low-risk assets, and to further uniformity of capital measurement on a worldwide basis.
     Under the risk-based guidelines, qualifying capital is measured against a bank holding company's risk-weighted assets. Each asset on the balance sheet, as well as a balance sheet equivalent amount of certain contingent liabilities that are off-balance-sheet, is assigned to a broad risk category, ranging from zero to 100%. The sum of these risk-weighted items is the bank holding company's risk-weighted assets.
     Qualifying capital consists of Tier 1 capital and Tier 2 capital (limited to an amount equal to Tier 1 capital), less (i) aggregate investments in banking or finance subsidiaries which are not consolidated for financial accounting or regulatory purposes and in consolidated subsidiaries to the extent designated by the Federal Reserve Board, and (ii) aggregate reciprocal holdings of capital instruments of other banking organizations. Tier 1 capital must comprise at least 4% of risk-adjusted assets and consists of common stock, related surplus, and retained earnings, net of any treasury stock, less (i) goodwill, (ii) all other identifiable intangible assets other than limited amounts of readily marketable purchased mortgage servicing rights and purchased credit card receivables, and (iii), deferred tax assets realizable only from future taxable income, other than such assets not exceeding the lesser of the Corporation's projected taxable income within one year of the relevant quarter-end report date or 10% of Tier 1 capital (before deduction of any disallowed deferred tax assets). Tier 2 capital consists of certain amounts of the reserves for loan and lease losses, term subordinated debt and intermediate-term preferred stock (including related surplus). The Federal Reserve Board does not recognize unrealized appreciation of such assets in capital ratio calculations. Unrealized net losses on marketable equity securities are, however, excluded from Tier 1 capital.
     Under current regulations, the following minima are prescribed for the capital adequacy ratios: (1) primary capital to total assets, 5.5%; (2) total capital to total assets, 6.0%; (3) qualifying capital (Tier 1 plus Tier 2) to weighted-risk assets, 8.0%; and (4) Tier 1 capital to total assets, 3.0 to 5.0%.
     FDICIA requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens.

     2. Bank Subsidiaries
     All of the Corporation's subsidiary banks are subject to regulation and periodic examination primarily by the Commissioner of the FIB and, as insured banks which are not members of the Federal Reserve System, by the Federal Deposit Insurance Corporation ("FDIC"). Deposit accounts of all of the subsidiary banks are insured to the extent provided by law by the Bank Insurance Fund ("BIF") administered by the FDIC.
     These agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices. Bank regulations require each institution to adopt comprehensive real estate lending policies, including underwriting standards and measurable loan to value ratios consistent with safe and sound banking practices, and documentation, approval and administration standards, all of which are reviewed and approved annually by the institution's board of directors. The FDIC imposes capital adequacy guidelines on each of the Corporation's subsidiary banks. Subject to certain variations and exceptions, these guidelines are generally similar to those of the Federal Reserve Board discussed above with respect to bank holding companies.

     Banking laws and regulations also restrict transactions by an insured bank owned by a bank holding company, including loans to and certain purchases from the parent holding company, non-bank and bank subsidiaries of the parent holding company, principal shareholders, officers, directors and their affiliates, and investments by the subsidiary banks in the shares or securities of the parent holding company (or of any other non-bank or bank affiliates), and acceptance of such shares or securities as collateral security for loans to any borrower. A bank's regulators also review other payments, such as management fees, made by subsidiary banks to affiliated companies.
     The Banks are also subject to legal limitations on the frequency and amount of dividends that can be paid to the Corporation. A Michigan state chartered bank (such as the Banks) may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, a Michigan state chartered bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of a Michigan state chartered bank is at anytime less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding half-year (in the case of quarterly or semi-annual dividends) or the preceding two consecutive half-year periods (in the case of annual dividends).
     The payment of dividends by the Corporation and the Banks are also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of FDICIA impose further restrictions on the payment of dividends by an insured bank which fail to meet specified capital levels and, in some cases, their parent bank holding companies.
     FDICIA establishes five capital categories, and the federal banking regulators, as directed by FDICIA, have adopted, subject to certain exceptions, the following minimum requirements for each of such categories:


                     TOTAL               TIER 1
                     RISK-BASED          RISK-BASED                 LEVERAGE
                     CAPITAL RATIO       CAPITAL RATIO              RATIO         OTHER
-------------------------------------------------------------------------------------------------------------------------------
Well capitalized       10% or above         6% or above             5% or above   Not subject to a capital directive.
Adequately
   capitalized         8% or above          4% or above(1)          4% or above   Does not meet definition of well-capitalized.
Undercapitalized       Less than 8%         Less than 4%(2)         Less than 4%
Significantly
   undercapitalized    Less than 6%         Less than 3%            Less than 3%
Critically under-
     capitalized            --                    --                              A ratio of tangible equity to total
                                                                                  assets of 2% or less.


(1)3% or above for institutions rated CAMEL 1 in most recent examination.
(2)Less than 3% for institutions rated CAMEL 1 in most recent examination.

     Subject to certain exceptions, these capital ratios are generally determined on the basis of periodic Reports of Condition and Income ("Call Reports") submitted by each depository institution and the reports of examination by each institution's appropriate federal bank regulatory agency.
     FDICIA also requires the federal banking regulators to take prompt corrective action in respect to a depository institution that does not meet minimum capital requirements. The scope and degree of regulatory intervention is linked to the capital category to which a depository institution is assigned. A depository institution may be reclassified to a lower category than is indicated by its capital position if the appropriate federal bank regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.
     Among other things, an undercapitalized depository institution is subject to growth limitations and is required to submit capital restoration plans. A depository institution's holding company must guarantee a capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, or fails in any material respect to implement an approved plan, it is treated as if it is significantly undercapitalized.
     In addition to these restrictions applicable to an undercapitalized institution, a significantly undercapitalized depository institution may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, reduce total assets, make changes in management personnel, prohibit payment of dividends by its parent holding company, and require such holding company to divest or liquidate any affiliate of the institution under certain circumstances. Subject to certain exceptions, critically undercapitalized depository institutions are required to be placed in conservatorship or receivership, generally within 90 days.
     FDICIA added numerous other provisions, including new accounting, audit and reporting requirements, new regulatory standards in areas such as asset quality, earnings and compensation, and revised regulatory standards for, among other things, powers of state chartered banks, branch closures, and reduction of systemic risk in the payments system.
     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board has issued a policy statement providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     These regulations and restrictions may limit the Corporation's ability to obtain funds from the Banks for its cash needs, including funds for acquisitions, payment of dividends and interest and the payment of operating expenses.
     Each of the Banks is subject to FDIC deposit insurance assessments paid to the BIF. Pursuant to FDICIA, the FDIC is required to set deposit insurance rates at a level that will maintain the BIF reserve ratio at a mandated level and has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the BIF). The deposit insurance assessment ranges from 0 basis points for well-capitalized institutions displaying little risk, to 27 basis points for undercapitalized institutions displaying high risk. In addition, pursuant to the federal Deposit Insurance Funds Act (enacted on September 30, 1996), banks are also subject to assessments necessary to pay a portion of the interest on Financing Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry.
     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any insured bank or savings association subsidiary of a holding company may be required to reimburse the FDIC for any loss incurred or reasonably anticipated to be incurred by the FDIC in connection with a default of any of such holding company's other insured subsidiary banks or savings associations or from assistance provided to such other subsidiaries in danger of default. This right of recovery by the FDIC generally is superior to any claim of the shareholders of the depository institution that is liable or any affiliate of such institution. The Banks are subject to such cross-guarantees.
     As part of the Omnibus Budget Reconciliation Act of 1993, Congress amended the Federal Deposit Insurance Act to require receivers of failed depository institutions to give priority to depositors over general creditors, subordinated creditors and shareholders when distributing assets of a failed bank. This depositor preference applies on a nationwide basis.

     3. Regulation of Proposed Acquisitions
     In general, any direct or indirect acquisition by the Corporation of any voting shares of any bank which would result in the Corporation's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Corporation with another bank holding company, will require the prior written approval of the Federal Reserve Board under the BHC Act. In reaching its decision on an application for such approval, the Federal Reserve Board must consider a number of factors, including the effect of the proposed acquisition or merger on competition in relevant geographic and product markets, the financial condition of both parties, capital adequacy before and after the proposed acquisition, the managerial resources and future prospects of the parties, the convenience and needs of the communities to be served, and the prior record of both the Corporation's existing bank subsidiaries and the bank to be acquired (or the bank subsidiaries of the other party to the merger) under the Community Reinvestment Act. Amendments made to the BHC Act by FDICIA further require the Federal Reserve Board (a) to disapprove any application by a bank holding company which fails to provide the Board with adequate assurances that it will furnish to the Board information on the operations and activities of such bank holding company and its affiliates determined by the Board to be appropriate to determine and enforce compliance with the statute, and (b) in its consideration of managerial resources, to include consideration of the competence, experience and integrity of the officers, directors, and principal shareholders of the parties.
     The merger or consolidation of an existing bank subsidiary of the Corporation with another bank, or the acquisition by such a bank subsidiary of assets of another bank, or the assumption of liability by such a bank subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible federal bank regulatory agency under the Bank Merger Act. In reaching its decision, the responsible federal bank regulatory agency must consider a number of factors, including the effect of the proposed transaction on competition in relevant geographic and product markets, the financial and managerial resources and future prospects of the parties, capital adequacy before and after the proposed transaction, the convenience and needs of the communities to be served, and the prior record of both the Corporation's existing bank subsidiaries and the other bank under the Community Reinvestment Act. In addition, an application to, and the prior approval of, the Federal Reserve Board may be required under the BHC Act in certain such cases.
     In all of the foregoing cases, the required regulatory approvals are subject to public notice and comment procedures. Adverse public comments received, or adverse considerations raised by the regulatory agencies, may delay or prevent consummation of the proposed transaction. In addition, such a transaction generally may not be consummated before the 30th calendar day (or if the Department of Justice has made no adverse comment to the Federal Reserve Board thereon, such shorter period not less than 15 calendar days as the Board may specify with the concurrence of the Department of Justice) after final approval of the transaction by the federal regulatory agency. In some of the foregoing cases, prior approvals of state bank regulatory authorities must also be obtained prior to consummation of the proposed transactions.
     FIRREA amended the BHC Act in 1989 to permit the Federal Reserve Board to approve an application by any bank holding company to acquire and operate a savings association as a non-bank subsidiary of such bank holding company. A bank holding company such as the Corporation may apply to the Board for permission to acquire and operate a savings association engaged only in deposit-taking, lending and other activities that the Board has determined to be permissible for bank holding companies, in accordance with the procedures and standards described above.
     The direct or indirect acquisition of control of a savings association by a bank holding company also requires the prior approval of the Director of the Office of Thrift Supervision ("OTS") of the Department of the Treasury under the Home Owners Loan Act ("HOLA"), and may also require prior approval of state regulatory officials. In the case of an application by a bank holding company such as the Corporation, which did not already control a savings association, to acquire control of a single savings association, the OTS may deny the application under the HOLA if it determines that the financial and managerial resources and future prospects of the applicant and the savings association involved are such that the acquisition would be detrimental to the savings association or to the insurance risk of the applicable deposit insurance fund of the FDIC. FDICIA amended HOLA to require the OTS to include, in its determination of the managerial resources of the applicant and the association, consideration of the competency, experience and integrity of the officers, directors and principal shareholders of both parties. In addition, the OTS will consider other factors in connection with such an application, including capital adequacy before and after the proposed acquisition and potential anti-competitive effects. Applications to acquire more than one savings association, and applications by entities which are already savings and loan holding companies, require the application by the OTS of different and more restrictive standards in reaching its determination whether to approve such applications.
     The direct or indirect acquisition of control of a savings association by a bank holding company such as the Corporation which does not already control a savings association will cause the bank holding company to become a savings and loan holding company. Each company becoming a savings and loan holding company must register with and become subject to regulation, periodic reporting requirements, and examination by the OTS. In the case of a bank holding company which is also a savings and loan holding company, such OTS regulation is in addition to continuing regulation by the Federal Reserve Board under the BHC Act.

COMPETITION
     Active competition exists in all principal markets in which the Corporation and its subsidiary banks presently operate. This competition stems from other commercial banks, savings and loan associations, securities brokers, mutual funds, credit unions, finance companies, mortgage bankers, leasing companies and various non-financial intermediaries.

EMPLOYEES
     The consolidated number of full-time equivalent employees for the Corporation as of December 31, 1996, 1995 and 1994 was 401, 387 and 434, respectively. The operations and business of the parent company, CB Financial Corporation, are carried out primarily by its officers and employees.

ITEM 2. PROPERTIES
     The executive offices of the Corporation are located at the main office of City Bank and Trust, the lead bank of the holding company, in Jackson, Michigan. City Bank and Trust leases approximately 57,000 square feet (about five and one half floors or 45%) in an 11 story office building whose lease expires in 2001 under the original term. CB Financial reimburses City Bank and Trust on a prorata basis for approximately 20,000 square feet of space used by functional areas with corporate responsibilities.
     City Bank and Trust has six branch offices within the City of Jackson, eight in surrounding townships and communities and two community branches located in the eastern portion of Calhoun County, Michigan. All of these branches are within a 25 mile radius of the main office. Of these 16 branch offices, 12 are owned and four are leased whose terms expire at various times through 2000. City Bank and Trust's offices range in size from approximately 800 square feet to 4200 square feet with nine of them providing drive-in facilities. All of the branch offices are full-service facilities with the exception of its CB Express Bank, which provides only drive-up banking, including a drive-up ATM.
     City Bank has its main office at 200 W. Higham Street, St. Johns, Michigan, and occupies 8,300 square feet of a one story building. This office and nine branch offices are owned by the Bank. Two other branches are leased. Branch sizes vary from approximately 400 square feet to 8,000 square feet. All of City Bank's branch offices are full-service facilities with the exception of its Auto Bank in St. Johns, Michigan, which is a drive-up facility only.
     CB North's main office is located in the central business district of Charlevoix, Michigan and occupies a two story building with a basement. Eight branch offices are owned and are full-service facilities. Two offices are leased, one of which is a limited service office. Seven of the offices provide drive-up banking service. The operations center occupies a portion of the M-66 branch which is located in the southeast section of Charlevoix.

ITEM 3. LEGAL PROCEEDINGS
     The Corporation is party to routine litigation arising in the normal course of business. In the opinion of management, the liabilities arising from these legal proceedings, if any, will not have a material effect upon the Corporation's financial position or results of operations except as described below.
     In October 1993, a former employee filed suit in Jackson County, Michigan Circuit Court against City Bank and Trust alleging wrongful discharge from her employment. In June 1994, a jury trial resulted in a judgement against the Bank in the amount of $293,438, plus costs, interest and mediation sanctions. The Bank has appealed, and the case is pending in the Michigan Court of Appeals. That Court has heard oral arguments. The parties await the court's decision. The Corporation has established a contingency reserve of $400,000 relating to any ultimate liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of 1996 to a vote of the Corporation's security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The executive officers of the Corporation are as follows:


NAME                 AGE  POSITION
-------------------------------------------------------------------------------

Brian D. Bell        59   Chairman and Chief Executive Officer of CB Financial
                          Corporation since December 1995 (previously Chairman,
                          President and Chief Executive Officer since 1990);
                          President and  Chief Executive Officer of City Bank
                          and Trust Company since 1987; Director of CB
                          Financial Corporation, City Bank and Trust Company,
                          City Bank, and (since 1993) CB North.

Steven W. Seely      46   President and Chief Operating Officer of CB Financial
                          Corporation since December  1995  (previously
                          Executive Vice President and Chief Operating Officer
                          since March 1995); Director of CB Financial
                          Corporation, City Bank and Trust Company, City Bank,
                          and CB North since December 1995; Vice President NBD
                          Bancorp Inc. 1985 to March 1995.

James E. Burtch      62   President and Chief Executive Officer of City Bank
                          since March 1995; President of City Bank from July
                          1994 - February 1995; Executive Vice President of
                          City Bank from November 1984 - June 1994; and
                          Director of City Bank since 1984.

Francis B. Flanders  62   Chairman, President and Chief Executive Officer of CB
                          North since April 1994; Chairman of CB North from
                          October 1993 thru March 1994; President, Chief
                          Executive Officer and Cashier of Charlevoix County
                          State Bank from February 1993 thru September  1993;
                          President and Chief Executive Officer of Charlevoix
                          County State Bank from March 1992 thru January 1993;
                          Second Vice-President of NBD Bank until March, 1992.

A. Wayne Klump       54   Treasurer of CB Financial Corporation since April
                          1982; Senior Vice President and Chief Financial
                          Officer of City Bank and Trust Company since 1991
                          (previously Senior Vice President and Controller
                          since 1987).


Officers of the Corporation are elected in the spring of each year at the annual organizational meeting of the Board of Directors to serve for the ensuing year. There is no family relationship between any of the foregoing individuals.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
     The common stock of CB Financial Corporation is traded on a limited basis in the over-the-counter market. At December 31, 1996, there were 2,801,053 shares of common stock outstanding held by 2,082 shareholders of record. The table below lists the range of high and low bid price during each quarter for CB Financial Corporation's common stock, as obtained from the National Quotation Bureau, Inc. and the quarterly dividend declared per share, in each of the last three years. The prices are inter-dealer quotations and do not reflect actual transactions nor commissions to brokers. Information with respect to restrictions on dividend payments is presented in Note 16 of the Notes to Consolidated Financial Statements.


                 PRICE RANGE OF COMMON STOCK   DIVIDENDS DECLARED
                     HIGH            LOW            PER SHARE
------------------------------------------------------------------
1996
FIRST QUARTER   $33 1/2         $29 1/2                $.30
SECOND QUARTER   32              29 1/2                 .30
THIRD QUARTER    30 1/2          29 1/2                 .30
FOURTH QUARTER   36              30 1/2                 .30
------------------------------------------------------------------
                                                      $1.20
1995
First Quarter   $31             $27                    $.30
Second Quarter   32 1/2          32                     .30
Third Quarter    36 1/2          31 1/4                 .30
Fourth Quarter   35 3/4          33 1/2                 .30
------------------------------------------------------------------
                                                      $1.20
1994
First Quarter   $33             $33                    $.30
Second Quarter   33              32                     .30
Third Quarter    33              31 1/2                 .30
Fourth Quarter   30              29 1/2                 .30
------------------------------------------------------------------
                                                      $1.20

ITEM 6.  SELECTED FINANCIAL DATA
     The information called for by this item is set forth within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," on the pages indicated below. Such information is incorporated herein by reference.

                                                                   Pages in
                                                                   Form 10-K
                                                                   ---------
      Consolidated Income Statement - Financial Statistics            12

      Consolidated Average Balance Sheet                              13

      Trends in Average Assets and Sources of Funds                   14

      Financial Ratios                                                15

      Average Balances - Effective Interest Differential Rates        16

      Analysis of Changes in Volume and Rates on Net Interest Income  17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The following financial review covers significant factors affecting the Corporation's balance sheet and statement of income during the period of 1994 through 1996. The information provides a more comprehensive review of the financial condition and operating results than could be obtained from reading the financial statements, footnotes and financial statistics. The major components of the Corporation's operating results in 1996, 1995 and 1994 are presented in the accompanying tables 1-4 and are discussed in greater detail in subsequent pages.


TABLE 1. CONSOLIDATED STATEMENT OF INCOME - FINANCIAL STATISTICS

(DOLLAR AMOUNTS IN THOUSANDS                                              AS OF DECEMBER 31,
EXCEPT PER SHARE DATA)                                    1996       1995       1994       1993       1992
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME ON:
Consumer Loans                                       $  13,808  $   9,958  $   8,947  $   8,489  $   6,763
Commercial Loans                                        17,653     16,179     12,338     10,138      7,064
Tax Exempt Loans                                           910        927        658        597        804
Real Estate Mortgage Loans                              13,527      9,291      6,882      9,397     11,920
Securities Available for Sale:
      U.S. Treasury                                      4,589      3,372      5,086         --         --
      U.S. Government Agencies                           5,089      2,065      2,629         --         --
      States and Political Subdivisions                    614         23         --         --         --
      Other                                                  5          5         79         --         --
Securities Held to Maturity                                 --      8,122      8,438     17,530     20,045
Money Market Assets                                        251        550        428        627        528
-----------------------------------------------------------------------------------------------------------
      Total Interest Income                             56,446     50,492     45,485     46,778     47,124
-----------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON:
Demand Deposits                                          2,785      3,907      4,095      4,216      4,775
Savings Deposits                                         3,751      3,272      3,314      3,615      4,013
Time Deposits                                           16,614     11,994      7,725      7,889      9,830
Other Liabilities                                          788        811        745        749        376
-----------------------------------------------------------------------------------------------------------
      Total Interest Expense                            23,938     19,984     15,879     16,469     18,994
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                     32,508     30,508     29,606     30,309     28,130
Provision for Possible Loan Losses                       3,792        672        534        392        595
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
      FOR POSSIBLE LOAN LOSSES                          28,716     29,836     29,072     29,917     27,535
-----------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
Security Gains                                             510         82        942      1,787      2,030
Trust Income                                             2,150      2,012      2,008      2,015      2,014
Other Income                                             4,917      4,221      4,081      4,111      2,845
-----------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                            7,577      6,315      7,031      7,913      6,889
-----------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSES:
Salaries and Employee Benefits                          13,028     12,953     12,629     12,399     11,385
Occupancy and Furniture and Equipment                    5,308      5,028      4,682      4,216      3,299
Restructuring Charge                                     1,102      2,278         --         --         --
Other Operating Expenses                                 9,714      9,124      9,211      9,150      7,367
-----------------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                       29,152     29,383     26,522     25,765     22,051
-----------------------------------------------------------------------------------------------------------
      Income before Provision for Federal Income Tax     7,141      6,768      9,581     12,065     12,373
Provision for Federal Income Tax                         2,137      2,152      2,987      3,646      3,661
-----------------------------------------------------------------------------------------------------------
Net Income before Cumulative
      Effect of Change in Accounting                     5,004      4,616      6,594      8,419      8,712
Change in Accounting, Net of Tax Effect of $557             --         --         --      1,081         --
-----------------------------------------------------------------------------------------------------------
      NET INCOME                                     $   5,004  $   4,616  $   6,594  $   7,338  $   8,712
===========================================================================================================

PER SHARE DATA:
      Net Income before Change in Accounting         $    1.79  $    1.65  $    2.35  $    3.00  $    3.11
      Net Income                                          1.79       1.65       2.35       2.62       3.11
      Cash Dividends Declared                             1.20       1.20       1.20       1.18       1.14
      Book Value at Year End                             27.41      27.65      26.42      25.46      24.02
      Market Price at Year End (Average Bid/Ask)         37.38      33.88      29.50      34.00      28.50
MISCELLANEOUS DATA:
      Average Shares Outstanding                     2,803,364  2,803,437  2,803,158  2,803,300  2,801,053
      Actual Shares Outstanding at Year End          2,801,053  2,801,053  2,801,053  2,801,053  2,801,053
      Number of Shareholders                             2,082      2,094      2,157      2,137      2,124
      Number of Full-Time Equivalent
        Employees at Year End                              401        387        434        431        403

TABLE 2. CONSOLIDATED AVERAGE BALANCE SHEET


                                                                AS OF DECEMBER 31,
(IN THOUSANDS)                                     1996       1995       1994       1993       1992
-----------------------------------------------------------------------------------------------------

ASSETS:
Securities Available for Sale:
      U.S. Treasury                            $ 76,067   $ 47,455   $ 67,418   $     --   $     --
      U. S. Government Agencies                  76,476     27,594     33,947         --         --
      States and Political Subdivisions          10,523        385         --         --         --
      Other                                         122        192      2,194         --         --
-----------------------------------------------------------------------------------------------------
          Total Securities Available for Sale   163,188     75,626    103,559         --         --
-----------------------------------------------------------------------------------------------------
Securities Held to Maturity                          --    141,236    148,908    258,857    253,882
-----------------------------------------------------------------------------------------------------
Consumer Loans                                  150,429    110,674    101,509     90,726     65,333
Commercial Loans                                197,296    172,512    152,257    134,677     90,725
Tax Exempt Loans                                 14,602     13,168     10,404      9,429     12,514
Real Estate Mortgage Loans                      165,511    108,025     80,782     98,850    127,125
-----------------------------------------------------------------------------------------------------
     Subtotal Loans                             527,838    404,379    344,952    333,682    295,697
Reserve for Possible Loan Losses                 (4,058)    (3,977)    (3,540)    (3,663)    (2,881)
-----------------------------------------------------------------------------------------------------
     Net Loans                                  523,780    400,402    341,412    330,019    292,816
-----------------------------------------------------------------------------------------------------
Money Market Assets                               5,245     10,051     10,441     16,798     14,759
-----------------------------------------------------------------------------------------------------
          Total Earning Assets                  692,213    627,315    604,320    605,674    561,457
-----------------------------------------------------------------------------------------------------
Cash and Due from Banks                          31,519     32,003     33,724     38,383     30,475
Goodwill and Premium on Core Deposits             9,327     11,220      8,377      7,754      2,879
Other Assets, Net                                27,466     26,748     26,235     25,537     19,792
-----------------------------------------------------------------------------------------------------
          TOTAL ASSETS                         $760,525   $697,286   $672,656   $677,348   $614,603
=====================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand and Other Non-Interest
      Bearing Deposits                         $106,214   $100,968   $101,605   $ 99,741   $ 82,724
Interest-Bearing Demand Deposits                131,712    151,943    159,858    163,794    143,904
Savings Deposits                                128,704    124,132    135,360    136,436    116,786
Time Deposits                                   293,943    223,346    181,889    184,902    187,979
-----------------------------------------------------------------------------------------------------
          Total Deposits                        660,573    600,389    578,712    584,873    531,393
-----------------------------------------------------------------------------------------------------
Short-Term Interest-Bearing Liabilities           8,951      7,009      4,362      8,454     14,164
Note Payable and Capital Leases                   3,479      5,396      7,403      8,999        625
Other Liabilities                                10,107      7,865      7,112      5,700      4,011
Shareholders' Equity                             77,415     76,627     75,067     69,322     64,410
-----------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                 $760,525   $697,286   $672,656   $677,348   $614,603
=====================================================================================================

TABLE 3. TRENDS IN AVERAGE ASSETS AND SOURCES OF FUNDS


                                                      1996     INCREASE    (DECREASE)    1995       INCREASE     (DECREASE)   1994
(DOLLAR AMOUNTS IN THOUSANDS)                                   AMOUNT      PERCENT                  AMOUNT       PERCENT
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Securities Available for Sale:
   U.S. Treasury and Government Agencies          $152,543    $  77,494        103.3% $ 75,049     $ (26,316)     -26.0%   $101,365
   States and Political Subdivisions                10,523       10,138       2633.2       385           385         --          --
   Other                                               122          (70)       -36.5       192        (2,002)     -91.2       2,194
-----------------------------------------------------------------------------------------------------------------------------------
   Total Securities Available for Sale             163,188       87,562        115.8    75,626       (27,933)     -27.0     103,559
-----------------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity                             --     (141,236)          --   141,236        (7,672)      -5.2     148,908
-----------------------------------------------------------------------------------------------------------------------------------
Loans:
   Consumer Loans                                  150,429       39,755         35.9   110,674         9,165        9.0     101,509
   Commercial Loans                                197,296       24,784         14.4   172,512        20,255       13.3     152,257
   Tax Exempt Loans                                 14,602        1,434         10.9    13,168         2,764       26.6      10,404
   Real Estate Mortgage Loans                      165,511       57,486         53.2   108,025        27,243       33.7      80,782
-----------------------------------------------------------------------------------------------------------------------------------
      Total Loans                                  527,838      123,459         30.5   404,379        59,427       17.2     344,952
Reserve for Possible Loan Losses                    (4,058)         (81)        -2.0    (3,977)         (437)     -12.3      (3,540)
-----------------------------------------------------------------------------------------------------------------------------------
      Net Loans                                    523,780      123,378         30.8   400,402        58,990       17.3     341,412
-----------------------------------------------------------------------------------------------------------------------------------
Money Market Assets                                  5,245       (4,806)       -47.8    10,051          (390)      -3.7      10,441
-----------------------------------------------------------------------------------------------------------------------------------
      Total Average Earning Assets                 692,213       64,898         10.3   627,315        22,995        3.8     604,320
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                             31,519         (484)        -1.5    32,003        (1,721)      -5.1      33,724
Other Assets                                        36,793       (1,175)        -3.1    37,968         3,356        9.7      34,612
-----------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                $760,525      $63,239          9.1% $697,286       $24,630        3.7%   $672,656
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-Interest Bearing Deposits                  $106,214       $5,246          5.2% $100,968     $    (637)       -.6%   $101,605
   Interest-Bearing Demand Deposits                131,712      (20,231)       -13.3   151,943        (7,915)      -5.0     159,858
   Savings Deposits                                128,704        4,572          3.7   124,132       (11,228)      -8.3     135,360
   Other Time Deposits                             293,943       70,597         31.6   223,346        41,457       22.8     181,889
-----------------------------------------------------------------------------------------------------------------------------------
      Total  Deposits                              660,573       60,184         10.0   600,389        21,677        3.7     578,712
-----------------------------------------------------------------------------------------------------------------------------------

Short-Term Interest-Bearing Liabilities              8,951        1,942         27.7     7,009         2,647       60.7       4,362
Note Payable and Capital Leases                      3,479       (1,917)       -35.5     5,396        (2,007)     -27.1       7,403
Other Liabilities                                   10,107        2,242         28.5     7,865           753       10.6       7,112
Shareholders' Equity                                77,415          788          1.0    76,627         1,560        2.1      75,067
-----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity  $760,525      $63,239          9.1% $697,286       $24,630        3.7%   $672,656
===================================================================================================================================

TABLE 4. FINANCIAL RATIOS


     The following ratios are among those commonly used in analyzing bank holding company financial statements.


                                                                      AS OF DECEMBER 31,
                                                            1996    1995    1994    1993    1992
-------------------------------------------------------------------------------------------------

Profitability Ratios:
 Rate of Return on Average Earning Assets (1)                .72%    .73%   1.09%   1.20%   1.54%
  Return on Average Assets before Change in Accounting       .66     .66     .98    1.24    1.42
  Return on Average Assets (1)                               .66     .66     .98    1.08    1.42
  Return on Average Shareholders' Equity before
      Change in Accounting                                  6.46    6.02    8.78   12.14   13.53
  Return on Average Shareholders' Equity (1)                6.46    6.02    8.78   10.59   13.53
  Net Interest Margin                                       4.75    4.94    4.99    5.12    5.15
  Efficiency Ratio                                         66.84   68.84   70.46   66.89   NA(4)
  Average Loans to Average Deposits                        79.91   67.35   59.61   57.05   55.65
  Assets Per Employee (FTE) At Year End (In Thousands)    $2,057  $1,860  $1,660  $1,557  $1,601

Liquidity and Capital Ratios:
  Average Shareholders' Equity to Average Assets           10.18%  10.99%  11.16%  10.23%  10.48%
  Average Shareholders' Equity to Average Earning Assets   11.12   12.14   12.40   11.38   11.41
  Average Primary Capital To Average Assets (2)            10.66   11.49   11.62   10.72   10.90
  Tier 1 Capital to Risk-Adjusted Assets                   11.86   15.66   15.12   18.40   19.91
  Average Loans Times Average Shareholder's Equity          6.82X   5.28X   4.60X   4.81X   4.59X
  Dividend Payment Ratio on Common Stock (3)               67.17%  72.82%  50.97%  45.04%  36.65%


(1) Based on net income.
(2) Primary capital is total shareholders' equity plus the reserve for possible loan losses. Average assets have been increased by the average of the reserve for possible loan losses.
(3) Cash dividends declared on common stock as a percentage of net income.
(4) Information to calculate this ratio is not readily available and is not comparable to subsequent years due to acquisitions in 1993 and 1994.

TABLE 5. AVERAGE BALANCES - EFFECTIVE INTEREST DIFFERENTIAL RATES
(Interest Income and Rates on a Tax Equivalent Basis)

                                                       1996                           1995                          1994
                                            AVERAGE             AVERAGE   AVERAGE              AVERAGE    AVERAGE            AVERAGE
(DOLLAR AMOUNTS IN THOUSANDS)               BALANCE   INTEREST   RATE     BALANCE    INTEREST  RATE       BALANCE  INTEREST   RATE
------------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Money Market Assets                        $  5,245    $   251      4.79% $ 10,051       $550      5.47%  $ 10,441 $    428    4.10%
Securities Available for Sale:
   U.S. Treasury                             75,948      4,589      6.04    47,134      3,372      7.15     66,373    5,086    7.66
   U.S. Government Agencies                  77,664      5,089      6.55    27,439      2,065      7.53     33,295    2,629    7.90
   States and Political Subdivisions (1)     10,185        872      8.56       381         33      8.66         --       --      --
   Other                                         46          5     10.87        65          5      7.69      1,552       79    5.09
Securities Held to Maturity                      --         --        --   141,236      8,404      5.95    148,908    8,775    5.89
Loans (2):
   Consumer Loans                           150,429     13,808      9.18   110,674      9,958      9.00    101,509    8,947    8.81
   Commercial Loans                         197,296     17,653      8.95   172,512     16,179      9.38    152,257   12,338    8.10
   Tax Exempt Loans (1)                      14,602      1,230      8.42    13,168      1,276      9.69     10,404      898    8.63
   Real Estate Mortgage Loans               165,511     13,527      8.17   108,025      9,291      8.60     80,782    6,882    8.52
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS
       AND INTEREST INCOME                  696,926     57,024      8.18   630,685     51,133      8.11    605,521   46,062    7.61
------------------------------------------------------------------------------------------------------------------------------------
Reserve for Possible Loan Losses             (4,058)                        (3,977)                         (3,540)
Cash and Due from Banks                      31,519                         32,003                          33,724
Premises and Equipment, Net                  14,597                         16,104                          15,538
Goodwill and Premium on Core Deposits         9,327                         11,220                           8,377
Unrealized Gains (Losses) on
   Securities Available for Sale               (655)                           607                           2,339
Other Assets                                 12,869                         10,644                          10,697
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                          $760,525                       $697,286                        $672,656
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Interest-Bearing Demand Deposits        $131,712    $ 2,785      2.11% $151,943     $3,907      2.57%  $159,858 $  4,095    2.56%
   Savings Deposits                         128,704      3,751      2.91   124,132      3,272      2.64    135,360    3,314    2.45
   Time Deposits                            293,943     16,614      5.65   223,346     11,994      5.37    181,889    7,725    4.25
Short-Term Interest-Bearing Liabilities       8,951        539      6.02     7,009        440      6.28      4,362      228    5.23
Note Payable                                  3,151        201      6.38     5,052        320      6.33      6,978      449    6.43
Capital Leases                                  328         48     14.63       344         51     14.83        425       68   16.00
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING
       LIABILITIES AND INTEREST EXPENSE     566,789     23,938      4.22   511,826     19,984      3.90    488,872   15,879    3.25
------------------------------------------------------------------------------------------------------------------------------------
Demand and Other Non-Interest
   Bearing Deposits                         106,214                        100,968                         101,605
Other Liabilities                            10,107                          7,865                           7,112
Shareholders' Equity                         77,415                         76,627                          75,067
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES
       AND SHAREHOLDERS' EQUITY            $760,525                       $697,286             $672,656
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest Expense
       Related to Earning Assets                                    3.43                           3.17                        2.62
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                    $33,086                       $ 31,149                      $ 30,183
====================================================================================================================================
NET INTEREST MARGIN                                                 4.75%                          4.94%                       4.99%
====================================================================================================================================


(1) The amounts are adjusted to a tax equivalent basis for Federal income tax.
(2) Non-accrual loans and overdrafts are included in the average balances and fees on loans are included in interest income for computation of yields.

TABLE 6. ANALYSIS OF CHANGES IN VOLUME AND RATES ON NET INTEREST INCOME

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

                                                        1996 COMPARED TO 1995                   1995 COMPARED TO 1994
                                                         INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                          DUE TO CHANGE IN:                       DUE TO CHANGE IN:
                                                AVERAGE   AVERAGE    VOLUME/     NET     AVERAGE    AVERAGE        VOLUME/    NET
(IN THOUSANDS)                                  BALANCE     RATE      RATE      CHANGE   BALANCE      RATE          RATE    CHANGE
------------------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Interest Income:
   Loans:
       Consumer Loans                           $ 3,577   $   182    $    91   $ 3,850   $   805     $  189        $  17   $ 1,011
       Commercial Loans                           2,324      (743)      (107)    1,474     1,638      1,944          259     3,841
       Tax Exempt Loans                             139      (167)       (18)      (46)      239        110           29       378
       Real Estate Mortgage Loans                 4,944      (475)      (233)    4,236     2,322         65           22     2,409
  Securities Available for Sale:
       U. S. Treasury and Government Agencies     5,691      (738)      (712)    4,241    (1,695)      (463)        (120)   (2,278)
       States and Political Subdivisions            873        (1)       (33)      839        33         --           --        33
       Other                                         (2)        4         (2)       --       (75)        34          (33)      (74)
  Securities Held To Maturity                    (8,404)       --         --    (8,404)     (455)        89           (5)     (371)
   Money Market Assets                             (263)      (69)        33      (299)      (16)       143           (5)      122
------------------------------------------------------------------------------------------------------------------------------------
           Total                                  8,879    (2,007)      (981)    5,891     2,796      2,111          164     5,071
------------------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Interest Expense:
   Deposits:
       Interest-Bearing Demand Deposits            (520)     (695)        93    (1,122)     (201)        14           (1)     (188)
       Savings Deposits                             115       352         12       479      (280)       259          (21)      (42)
       Time  Deposits                             3,802       621        197     4,620     1,762      2,042          465     4,269
   Short Term Interest-Bearing Liabilities          118       (15)        (4)       99       138         46           28       212
   Note Payable and Capital Leases                 (132)       15         (5)     (122)     (131)       (12)          (3)     (146)
------------------------------------------------------------------------------------------------------------------------------------
           Total                                  3,383       278        293     3,954     1,288      2,349          468     4,105
------------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Net Interest Income      $ 5,496   $(2,285)   $(1,274)  $ 1,937   $ 1,508     $ (238)       $(304)  $   966
====================================================================================================================================



RESULTS OF OPERATIONS
     Net income for 1996 amounted to $5,004,000, an increase of $388,000 or 8.4% compared to $4,616,000 earned in 1995. Net income for 1995 decreased $1,978,000 or 30.0% from the $6,594,000 reported for 1994. Earnings per share on net income based on the average number of shares outstanding was $1.79, $1.65 and $2.35 for 1996, 1995 and 1994, respectively. The operating results for 1996 and 1995 reflect pre-tax restructuring charges of $1,102,000 and $2,278,000, respectively, which are explained in greater detail in the section on non-interest expenses. Without these expenses in 1996 and 1995, net income would have been $5,731,000 and $6,250,000, respectively, a decrease of $519,000 in 1996 from 1995 after a reduction of $344,000 in 1995 from 1994. The provision for possible loan losses in 1996 was $3,792,000, an increase of $3,120,000 over the $672,000 recorded in 1995. Securities gains were $510,000 in 1996 compared to $82,000 and $942,000 in 1995 and 1994, respectively.
     The return on average assets was .66%, .66% and .98%, respectively, for 1996, 1995 and 1994. Return on average assets in 1996 and 1995 based on earnings before the restructuring charge would have been .75% and .90%. Return on average equity amounted to 6.46% in 1996 versus 6.02% in 1995 and 8.78% in 1994. This ratio before the restructuring charge in 1996 and 1995 would have been 7.40% and 8.16%. Excluding the effect of the restructuring charge in the past two years, the fluctuation in return on average assets and average equity reflects the movement in securities gains, the provision for loan losses and other factors explained in subsequent sections of management's discussion.

NET INTEREST INCOME
     Net interest income, an important indicator of the Corporation's profitability, is the difference between the income received on earning assets and the interest expense on interest-bearing liabilities. Earning assets are financed by a large base of interest-bearing funds, consisting of retail and wholesale deposits and short-term borrowings. In addition to interest-bearing funds, earning assets are also supported by net non-interest-related funds that consist of demand deposits and shareholders' equity, the total of which is reduced by non-interest-earning assets such as cash and due from banks, items in process of collection, premises and equipment, goodwill and premium on core deposits and other non-earning assets. Variations in the volume and mix of earning assets, interest-bearing funds and non-interest-earning funds, as well as their relative sensitivity to interest rate movement, are the most important factors affecting net interest income.
     Table 5, Average Balances-Effective Interest Differential Rates, presents average daily balances, interest income on a tax equivalent basis for Federal income tax and interest expense as well as rates earned and paid on the Corporation's major asset and liability items, for the years 1996, 1995 and 1994. Net interest income on a tax equivalent basis for Federal income tax was $33,086,000 in 1996 compared to $31,149,000 in 1995 and $30,183,000 in 1994.
Net interest income on a Federal tax equivalent basis is the largest source of earnings for the Corporation, accounting for 81.4% of total income before provision for possible loan losses in 1996 compared to 83.1% in 1995 and 81.1% in 1994.
     Additional information relative to the effect that changes in volume and rates had on net interest income is presented in Table 6. Information in Tables 2 and 3 will assist with a comparative analysis of changes in the average balance sheet over the period of 1994 through 1996.
     Average earning assets, excluding the reserve for possible loan losses were $696.3 million for 1996, $631.3 million for 1995 and $607.9 million for 1994, an increase overall of $88.4 million. Average loans outstanding in 1996 amounted to $527.8 million, a growth of $123.4 million over the $404.4 million for 1995 which increased $59.4 million from the $345.0 million in 1994. Excluding the unrealized gains and losses, total investment securities consisting of Securities Available for Sale and Held to Maturity averaged $163.8 million in 1996, $216.3 million in 1995 and $250.1 million in 1994.
Money market assets consisting of Federal Funds Sold and other liquid short-term investments averaged $5.2 million in 1996 versus $10.1 million in 1995 and $10.4 million in 1994. Total deposits averaged $660.6 million in 1996, $600.4 million in 1995 and $578.7 million in 1994. A more detailed explanation of the fluctuation in earning assets and interest-bearing liabilities are presented in subsequent sections of management's discussion and analysis.
     The net interest margin on a tax equivalent basis for Federal income tax was 4.75%, 4.94% and 4.99% for 1996, 1995 and 1994, respectively, a decline of 24 basis points over the intervening period. The effective yield on total average earning assets was 8.18%, 8.11% and 7.61%, a steady improvement of 57 basis points over the past three years. Effective interest rates on total interest-bearing liabilities were 4.22% for 1996, 3.90% in 1995 and 3.25% in 1994, an increase of 97 basis points which reflects a steady trend for higher rates within the economy. Higher balances for time deposits and higher effective interest rates on interest-bearing liabilities over the past three years contributed to the decline in net interest margin.
     Beginning in mid-1993 and continuing throughout 1994, the economy steadily improved and interest rates increased. During this period of economic expansion, the Federal Reserve was proactive in attempting to counteract the inflationary pressure and raised short-term interest rates seven times from 3% to 6% with the last increase in February, 1995. Since the second quarter of 1995, as the economy displayed signs of softening and inflation remained at acceptable levels, the Federal Reserve continued its proactive posture and attempted to stimulate the economy by lowering short-term interest rates 25 basis points in each of July and December, 1995 and January, 1996.

RESERVE AND PROVISION FOR POSSIBLE LOAN LOSSES
     Loan losses cannot be predicted with certainty. Consequently, the Corporation adheres to a loan review process focused on the quality of the loan portfolio in order to evaluate the adequacy of the reserve for possible loan losses. In assessing the adequacy of the reserve, management relies predominately on its ongoing review of the loan portfolio and whether any loans should be charged-off. In evaluating the reserve, consideration is given to current loan volume; historical net loan loss experience; a migration analysis within specific loan categories; the level and composition of non-accrual, past due and renegotiated or reduced rate loans (troubled debt refinancing); the condition of borrow-ers experiencing particular financial difficulties; current and anticipated economic conditions; and an evaluation of each borrower's credit-worthiness. Based on these factors, management determines the amount of the provision which is needed to maintain an adequate reserve for possible loan losses.
The amount of the provision for possible loan losses, which is recorded as a current expense, may be greater or less than the actual net charged-off loans in any fiscal period.
     The adequacy of the Corporation's reserve for possible loan losses is evaluated monthly. A new software package was installed in the third quarter of 1996 and is used to analyze coverage by specific loan categories. Much of the loan growth experienced over the past few years has occurred in residential real estate mortgage loans. The average balance for residential real estate mortgage loans was $165.5 million for 1996, $108.0 million for 1995 and $80.8 million for 1994. Total net charge-offs of mortgage loans in the past five years amounted to $66,000 which all occurred in the period of 1992 through 1994. Due to the low level of losses, residential mortgage loans require a lower reserve and allow for a greater portion of the reserve to be allocated to indirect automobile loans.

TABLE 7. ANALYSIS OF THE RESERVE FOR POSSIBLE LOAN LOSSES


(DOLLAR AMOUNTS IN THOUSANDS)                       1996       1995        1994       1993       1992
-------------------------------------------------------------------------------------------------------
Balance at January 1                               $3,934   $  3,865      $3,617     $3,273   $  2,364
-------------------------------------------------------------------------------------------------------
Loans Charged-Off:
   Consumer Loans                                   1,889        588         414        284        169
   Commercial, Financial and Agricultural Loans       312        215         329        102         27
   Real Estate Mortgage Loans                          --         --          10         25         55
-------------------------------------------------------------------------------------------------------
      Total Charge-Offs                             2,201        803         753        411        251
-------------------------------------------------------------------------------------------------------
Recoveries:
   Consumer Loans                                     539        141         141         88         85
   Commercial, Financial and Agricultural Loans       104         59          37         10         19
   Real Estate Mortgage Loans                          --         --          --         24         --
-------------------------------------------------------------------------------------------------------
      Total Recoveries                                643        200         178        122        104
-------------------------------------------------------------------------------------------------------
   Net Charge-Offs                                  1,558        603         575        289        147
-------------------------------------------------------------------------------------------------------
Provision Charged to Expense                        3,792        672         534        392        595
Addition Due to Acquisition                            --         --         289        241        461
-------------------------------------------------------------------------------------------------------
   Net Change in Reserve                            2,234         69         248        344        909
-------------------------------------------------------------------------------------------------------
     Reserve for Possible Loan Losses at
      December 31                                  $6,168   $  3,934    $  3,865   $  3,617   $  3,273
=======================================================================================================

Total Loans at End of Year                       $609,021   $438,883    $393,119   $335,498   $310,229
Average Total Loans                               527,838    404,379     344,952    333,682    295,697

As a Percent of Year-End Loans:
   Net Loan Charge-Offs                               .26%       .14%        .15%       .09%       .05%
   Provision for Possible Loan Losses                 .62        .15         .14        .12        .19
   Reserve Balance at Year-End                       1.01        .90         .98       1.08       1.06

As a Percent of Average Total Loans:
   Net Loan Charge-Offs                               .30        .15         .17        .09        .05
   Provision for Possible Loan Losses                 .72        .17         .15        .12        .20
   Average Reserve Balance                            .77        .98        1.03       1.10        .97



TABLE 8. ALLOCATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES


                                                                      DECEMBER 31,
                                     1996              1995              1994              1993              1992
(DOLLAR AMOUNTS IN THOUSANDS)  RESERVE  PERCENT  RESERVE  PERCENT  RESERVE  PERCENT  RESERVE  PERCENT  RESERVE   PERCENT
------------------------------------------------------------------------------------------------------------------------
Commercial, Financial
  and Agricultural Loans        $1,894   30.7%   $  513    13.0%   $  677    17.5%   $1,041    28.8%  $  1,126    34.4%
Real Estate Mortgage Loans         197    3.2        41     1.0        33      .9       162     4.5        206     6.3
Consumer Loans                   3,259   52.8       832    21.2       490    12.7       375    10.3        298     9.1
Unallocated                        818   13.3     2,548    64.8     2,665    68.9     2,039    56.4      1,643    50.2
------------------------------------------------------------------------------------------------------------------------
     Total                      $6,168  100.0%   $3,934   100.0%   $3,865   100.0%   $3,617   100.0%  $  3,273   100.0%
========================================================================================================================

     Table 7 presents an analysis of the reserve for possible loan losses and selected ratios for the five years ended December 31, 1996. The provision for possible loan losses was $3,792,000, $672,000 and $534,000 for 1996, 1995 and
1994, respectively. Loan losses for the fourth quarter of 1996 and January and February, 1997 were higher than anticipated. Management reevaluated the provision and reserve for loan losses and recorded a provision for loan losses of $2,374,000 in the fourth quarter of 1996. The ratio of the reserve for possible loan losses to total loans outstanding at each year-end was 1.01% for 1996, .90% for 1995 and .98% for 1994.
     Net charge-offs of loans amounted to $1,558,000 in 1996, $603,000 in 1995 and $575,000 in 1994. During the past five years, gross charge-offs of loans totaled $4,419,000, while recoveries were $1,247,000 for a recovery ratio of approximately 28.2%.
     Net charge-offs of consumer loans were $1,350,000, $447,000 and $273,000 in 1996, 1995 and 1994, respectively. The percentage of net charge-offs for consumer loans to total net charge-offs was 86.6% in 1996, 74.1% in 1995 and 47.5% in 1994. The increase in net charge-offs for consumer loans resulted from greater volume of loans and certain non-recurring deviations in credit underwriting standards that have been addressed.
     Additional information relative to impairment of loans is presented in
Note 7 to the Notes to Consolidated Financial Statements.
     Securities and Exchange Commission (SEC) disclosure guidelines require the reserve for possible loan losses to be allocated to major loan categories. Nevertheless, the entire reserve is available to cover losses from any loan category. Table 8 presents the allocation of the reserve for possible loan losses for the five years ended December 31, 1996.
     In 1997, management currently projects gross charge-offs of loans to total $1,805,000 with $1,625,000 projected for consumer loans and $180,000 projected for commercial loans. No charge-offs are projected for mortgage loans in 1997. The preceding statements of projected charge-offs for 1997 are forward looking, and the Corporation's actual future net charge-offs and other related results may differ from those currently projected. Such differences between currently projected results and actual future results could be caused by a variety of factors, including the economy; levels of unemployment; impact of significant events within market areas served by the subsidiary banks, such as plant closings, mergers and consolidations, downsizing and relocations; and other pertinent factors, all of which are beyond the control of management.

NON-INTEREST INCOME
     Non-interest income is comprised of trust department income, service charges on deposit accounts, fees for providing other services to customers, securities gains and other income. Total non-interest income was $7,577,000 in 1996, $6,315,000 in 1995 and $7,031,000 in 1994. An explanation of the major components of total non-interest income is presented below.
     Trust income amounted to $2,150,000 for 1996, $2,012,000 for 1995 and $2,008,000 for 1994, an increase of $142,000 or 7.1% over the preceding period. Trust income is derived from providing fiduciary, investment management, custodial and related services to corporate, personal and institutional clients. Fees are based on market value of assets administered, portfolio purchases and sales, income collection transactions and other services rendered. The increase from 1994 is attributed to a revised schedule of fees, focus on maintaining profitable accounts, higher administrative fees based on valuation of managed assets and new business. Income derived from administering employee benefit plans for corporate customers improved due to a broader array of products offered through a venture with a correspondent bank.
     Service charges on deposit accounts totaled $3,258,000, $2,704,000 and $2,276,000 for 1996, 1995 and 1994, respectively, an overall increase of $982,000 or 43.1%. The steady increase resulted from a revised schedule of service charges implemented in the second quarter 1995. In the first quarter of 1996, a revision in fees for merchant customers to clear credit card transactions improved earnings. Since mid-1995, the Corporation has attempted to incorporate a cross-sales culture to generate multi-relationship accounts for each customer and offered additional product features, such as using balances in other deposit categories, to reduce or eliminate checking account service charges. Interest rates affect the earnings credit allowance factor used to compute service charges on business checking accounts. The earnings credit factor used for the month of December for 1996, 1995 and 1994 was 5.04%, 5.16% and 5.69%, respectively. Periods with a lower earnings credit factor will generate greater service charges on business accounts with the same level of balances and account activity. Conversely, periods with a higher earnings credit factor will generate lower service charges on business accounts with the same level of balances and account activity.

     To meet liquidity requirements of the parent and subsidiary banks and to implement strategies of asset-liability management, the Corporation sold investment securities in each of the last three years. The subsidiary banks have experienced considerable loan growth during 1994 through 1996 which required funding above the source of funds provided by the increase in deposits. Accordingly, securities sold from Available for Sale amounted to $112.9 million in 1996, $13.0 million in 1995 and $23.5 million in 1994. Total security gains booked in each of the last three years was $510,000, $82,000 and $942,000, respectively.
     Other operating income includes fees collected for providing other services to customers and other miscellaneous income items. Total other operating income was $1,659,000 in 1996, $1,517,000 in 1995 and $1,805,000 in
1994. Total residential mortgage loans sold in the secondary market in 1996 were $13.0 million compared to $11.0 million in 1995 and $19.8 million in 1994. Gains on loans sold amounted to $36,000 in 1996, $66,000 in 1995 and $138,000 in 1994. Additional income recognized in 1996 from mortgage servicing rights on mortgage loans sold was $122,000, the first year for applying this accounting principle. Non-recurring income realized in 1996 was $140,000 for recovery of expenses and settlements from prior years. There were no material non-recurring income items booked in 1995. In 1994, the Corporation sold a former bank facility which resulted in a gain of $224,000.

NON-INTEREST EXPENSES
     Non-interest expenses consist of salaries, employee benefits, occupancy and equipment costs, FDIC deposit insurance premium expenses, restructuring charges and other operating expenses. These expenses totaled $29.2 million for 1996, $29.4 million for 1995 and $26.5 million for 1994.
     The Corporation devotes considerable effort to the delivery of quality service while controlling personnel expenses. The consolidated number of full-time equivalent employees (FTE) at year-end 1996 was 401. The Corporation had 387 FTE employees at year-end 1995 which reflected 38 open positions for an authorized level of 425 FTE employees. The number of FTE employees at year-end 1994 was 434.
     Salaries and wages, the largest single component of non-interest expenses, amounted to $10,575,000 in 1996, an increase of $272,000 or 2.6% over the 1995 level of $10,303,000. Salaries increased $348,000 or 3.5% in 1995 over the $9,955,000 posted in 1994. The increase in salaries and wages in 1996 and 1995 over the preceding years reflects hiring replacement staff at higher salaries. A program to compensate employees at market rates was implemented in 1996 to be phased in over a period of four years in conjunction with normal annual performance reviews. Those increases were partially offset by the reduction in the number of FTE employees in 1996 and 1995.
     Employee benefits include payroll related taxes, retirement plan contributions and health care costs. These expenses were $2,453,000, $2,650,000 and $2,674,000 for 1996, 1995 and 1994, respectively. The
Corporation's contribution for its Money Purchase Pension Plan and 401(k) Plan, net of forfeitures, amounted to $686,000 in 1996, $773,000 in 1995 and $700,000 in 1994. Select-Flex benefit expenses, net of employees' co-pay, consists of coverage for health and dental care, life insurance and long-term disability, and amounted to $722,000, $791,000 and $815,000 for 1996, 1995 and 1994,
respectively. Payroll related taxes were $839,000 in 1996, $853,000 in 1995 and $821,000 in 1994. The expense for service and interest costs for post-retirement health care costs was $229,000 in 1996 compared to $242,000 in 1995 and $217,000 in 1994 which covered all active eligible employees hired prior to April 1, 1993 and the retirees on that date. Other post-retirement benefit costs recorded in 1996 and 1995 were $94,000 and $80,000. Additional information relative to employee benefit plans and associated expenses is presented in Note 12 of the Notes to Consolidated Financial Statements.
     Net occupancy and furniture and equipment expenses were $5,308,000 in 1996 compared to $5,028,000 in 1995 and $4,682,000 in 1994. Depreciation and amortization expenses for premises, furniture and equipment totaled $2,157,000 in 1996, $1,925,000 in 1995 and $1,902,000 in 1994. Depreciation expense on computer hardware and software was $431,000, $438,000 and $319,000 for 1996, 1995 and 1994, respectively. The increase in depreciation in 1996 reflects $335,000 to accelerate amortization of leasehold improvements which was partially offset by lower depreciation resulting from closing six offices. Additional expenditures were incurred in the past three years to refurbish facilities as well as upgrade furniture and equipment to enhance productivity and efficiency.
     Regulatory actions by the FDIC can have a material effect on the deposit insurance premiums paid by the Corporation's subsidiary banks and on the Corporation's consolidated non-interest expenses. See Item 1. "Business - Supervision and Regulation," of this Form 10-K Report. The FDIC adopted a risk-based assessment system, effective January 1, 1994, under which each commercial bank is assigned to one of nine categories, based upon three capital categories and three categories of perceived risk. In May, 1995, the balance of BIF exceeded the 1.25% reserve ratio which resulted in the FDIC lowering the deposit insurance assessment rates to 4 basis points for well capitalized banks displaying little risk to 27 basis points for less than adequately capitalized banks displaying high risk. Effective January 1, 1996, because the BIF continued to exceed the 1.25% reserve ratio, the FDIC lowered the insurance assessment rate to zero for the most highly rated well capitalized banks to 27 basis points for less than adequately capitalized banks displaying high risk. However, such banks were required to pay a minimum annual fee of $2,000 with a consolidated total of $6,000 recorded for 1996. For the fourth quarter 1995, the subsidiary banks' FDIC insurance assessment rate was reduced which lowered the FDIC insurance premium expense by $272,000 for October - December, 1995. The amount of the BIF in excess of the 1.25% reserve ratio was refunded to all insured banks which resulted in a refund of $350,000 recorded in September, 1995 as a reduction to FDIC premium expense. FDIC insurance premium expense which is reported as a separate line item on the income statement, totaled $6,000 in 1996, $685,000 in 1995 and $1,266,000 in 1994. The remaining variation in FDIC insurance premium expense has a direct correlation to the level of total deposits. In 1996, the FDIC announced a special assessment effective January 1, 1997, to service the debt on the Financing
Corporation (FICO) bonds of 1.3 basis points on deposits which is not tied to the FDIC risk classification. Significant changes in the deposit insurance assessment rate imposed by the FDIC could have a material effect on the earnings of the Corporation such as the experience in 1995 and 1996.
     During the second quarter of 1996, the Corporation recorded a restructuring charge of $1,102,000 which resulted primarily from costs associated with closing eight financial centers. At the time of recording the 1996 restructuring charge, it was anticipated that the restructuring charge would be recovered by the Corporation through lower operating costs over a 2-3 year period.
     During 1995, the Corporation recorded a restructuring charge of $2,278,000. A total of 39 employees, each of whose combined age and years of service was 70 or more, accepted early retirement which resulted in an expense of $1,604,000 for severance salaries, benefits and post-retirement health care. A write-down of the excess purchase price over assets acquired of $674,000 was taken as a restructuring charge in the fourth quarter 1995 which resulted from the First State Bank of Charlevoix and Republic Bank acquisitions. (See Item 1. "Business - General," of this Form 10-K Report.)
     Other operating expenses amounted to $9,708,000 in 1996, $8,439,000 in 1995 and $7,945,000 in 1994. The increase in these expenses reflects increased operating costs for expanded volumes of business and introduction of new customer products. For example, expenses with a material increase in 1996 and 1995 over the preceding years included marketing and public relations of $28,000 and $132,000; stationary and supplies of $108,000 in 1996; postage and courier services of $62,000 and $99,000; professional services of $67,000 in 1996; internal audit fees of $254,000 in 1996; employee relations and hiring expense with a decrease of $13,000 in 1996 after an increase of $116,000 in 1995; and loan expenses based on loan volume increased $103,000 in 1996 over 1995. In 1995, internal messengers and the internal audit function were out-sourced and the resulting increase in fees was offset by a reduction in other expenses such as salaries, employee benefits, equipment depreciation and vehicle operating expense. In 1996, the Corporation recorded an expense to settle a lawsuit for $111,000 and an additional expense of $400,000 to establish a contingency reserve for another lawsuit pending a decision by the Michigan Court of Appeals. (See Item 3. "Legal Proceedings," of this Form 10-K Report.)

PROVISION FOR FEDERAL INCOME TAX
     The provision for Federal income tax in 1996 was $2,137,000 compared to $2,152,000 in 1995 and $2,987,000 in 1994. The variation in the provision in 1996 from 1995 and in 1995 from 1994 resulted from a movement in pre-Federal tax earnings, the level of tax exempt income and the tax effect of the goodwill amortization for CB North. The Corporation's effective federal tax rate which is the percent of the Federal tax provision to pre-Federal tax earnings was 29.2% for 1996, 31.8% for 1995 and 31.2% for 1994. Additional information relative to the various components of the Federal income tax provision is presented in greater detail in Note 14 of the Notes to Consolidated Financial Statements.
     The Corporation, like other depository institutions, is required to maintain a sizeable non-earning reserve balance at the Federal Reserve Bank. The average reserves, excluding vault cash, were $3,754,000 in 1996, $3,434,000 in 1995 and $4,459,000 in 1994. The average yield on earning assets was 8.18%, 8.11% and 7.61% for 1996, 1995 and 1994, respectively. The amount of income lost on these required reserves for each year before Federal income tax was approximately $307,100, $278,500 and $339,300 for 1996, 1995 and 1994. This
was equivalent to $.08, $.07 and $.08 per share after taxes for 1996, 1995 and 1994, computed using the effective tax rate for each year. The lost income actually represents an indirect tax on the Corporation's shareholders since almost all of the net earnings of the Federal Reserve System are remitted to the U.S. Treasury.

ANALYSIS OF BALANCE SHEET AND IMPACT UPON OPERATING RESULTS
     A summary of the amount and percent of change in the components of the consolidated average balance sheet in 1996, 1995 and 1994 is presented in Table 3.

MONEY MARKET ASSETS
     The average balance of Money Market Assets was $5.2 million in 1996 versus $10.1 million in 1995 and $10.4 million in 1994. Additional information relative to the average balance and effective yield for Money Market Assets is presented in Tables 3 and 5. Table 6 provides additional information relative to the effect that changes in volume and rates had on the income from Money Market Assets.

SECURITIES
     The Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in January, 1994. SFAS No. 115 requires: (1) debt securities that the Corporation has the positive intent and ability to hold to maturity are to be classified as "Investment Securities Held to Maturity" and reported at amortized cost; (2) debt and equity securities that are purchased and held principally for the purpose of selling in the near term are to be classified as "Trading Account Securities" and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as "Held to Maturity" or "Trading Account" are to be classified as "Securities Available for Sale" and reported at fair value. Fair value adjustments for Securities Available for Sale are excluded from earnings and reported in a separate component of shareholders' equity, net of tax.
     In January 1994, the Corporation transferred all debt securities with a maturity of less than two years and all equity securities to Available for Sale. The reason the Corporation transferred these securities to Available for Sale was to provide flexibility to meet liquidity needs, enhance yield and implement strategies of the Asset-Liability Management Committee. The Corporation has never operated a trading account or acquired securities for trading purposes. As securities were acquired after the adoption of SFAS No. 115, a determination was made to classify such securities as either Available for Sale or Held to Maturity.
     On November 15, 1995, the Financial Accounting Standards Board issued implementation guidance to SFAS No. 115 that allowed a one-time opportunity through December 31, 1995 to reclassify securities as Available for Sale from the Held to Maturity classification. Effective December 19, 1995, the Corporation transferred all securities from Held to Maturity of $145.1 million to Available for Sale.
     Prior to the adoption of SFAS No. 115, the Corporation had classified certain securities as Held for Sale. Due to the significant changes in accounting principles for securities classified as Available for Sale and Held for Sale, the securities classified as Held for Sale in 1993 were reclassified in 1994 as Held to Maturity. Table 9 presents the Securities Available for Sale and Held to Maturity for the five years ended December 31, 1996.
     The average balance for the total securities portfolio consisting of Available for Sale (fair value) and Held to Maturity (book basis) was $163.2 million in 1996, $216.9 million in 1995 and $252.5 million in 1994, a decline of $89.3 million over the intervening period which was used to fund the loan growth. As of December 31, 1996 and 1995, U.S. Treasury Securities Available for Sale were $52.5 million and $161.4 million, a decline of $108.9 million. U.S. Government Agencies Available for Sale were $74.9 million and $39.0 million at December 31, 1996 and 1995, an increase of $35.9 million. The increase in U.S. Government Agencies resulted from a strategy of asset-liability management to increase the holdings of U.S. Government Agency Securities which offered higher interest rates than U.S. Treasury Securities. Securities issued by States and Political Subdivisions Available for Sale had an average balance of $10.5 million in 1996 compared to $385,000 in 1995, due to the reclassification from Held to Maturity in mid-December, 1995. At December 31, 1996 and 1995, Securities of States and Political Subdivisions Available for Sale amounted to $9.5 million and $11.2 million. Some holdings for other Securities Available for Sale which consisted primarily of common stocks of Michigan banks and Michigan bank holding companies were sold in 1995 with the remainder sold in 1996. The gains recorded from these transactions amounted to $97,000 in 1996 and $18,000 in

1995. The average balance of Other Securities Available for Sale was $122,000 in 1996 compared to $192,000 in 1995 and $2,194,000 in 1994.
     The average balance for total Securities Held to Maturity amounted to $141.2 million in 1995 and $148.9 million in 1994. U.S. Treasury and Government Agency Securities Held to Maturity had an average balance of $130.4 million in 1995 and $133.6 million in 1994. The average balance for Securities of State and Political Subdivisions was $10.9 million in 1995 and $15.3 million in 1994.
     The combined 1995 average balance for U.S. Treasury and Government Agency Securities Available for Sale was $152.5 million which represents 93.5% of the total securities portfolio. As a result of the significant holdings of U.S. Treasury and Government Agency Securities, the Corporation maintains a high quality of investment securities that are available to meet liquidity needs.
     The maturity distribution and weighted average yields on a tax equivalent basis of the major components of Securities Available for Sale, excluding unrealized gains or losses, at December 31, 1996 are shown in Table 10.
     Additional information relative to the average balance and effective yield for the securities portfolio is presented in Tables 2, 3 and 5. Table 6 presents an analysis of the effect changes in volume and rates had on the earnings of the securities portfolio. Further analysis of the securities portfolio and the unrealized gains and losses is presented in Note 4 of the Notes to Consolidated Financial Statements. The unrealized gains and losses of the securities portfolio are not expected to cause a material change in future income or securities yields.

TABLE 9. SECURITIES PORTFOLIO


SECURITIES AVAILABLE FOR SALE                                  AS OF DECEMBER 31,
(IN THOUSANDS)                                    1996      1995      1994       1993      1992
--------------------------------------------------------------------------------------------------
U.S. Treasury                                   $ 52,525  $161,390   $ 59,645        --        --
U. S. Government Agencies                         74,900    39,008     29,773        --        --
States and Political Subdivisions                  9,462    11,186         --        --        --
Other                                                 --       161        197        --        --
--------------------------------------------------------------------------------------------------
  Total Securities Available for Sale           $136,887  $211,745   $ 89,615        --        --
==================================================================================================

SECURITIES HELD TO MATURITY*                                   As of December 31,
(In Thousands)                                    1996      1995      1994       1993      1992
--------------------------------------------------------------------------------------------------
U.S. Treasury                                         --        --   $132,316  $195,659  $157,515
U. S. Government Agencies                             --        --      3,511    40,751    40,288
States and Political Subdivisions                     --        --     12,159    20,948    49,941
Other                                                 --        --         --     1,897     3,622
--------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity                   --        --   $147,986  $259,255  $251,366
==================================================================================================

* Amount classified as Held for Sale in 1992 and 1993 were reclassified as Held to Maturity in 1994. Securities previously classified as Held to Maturity were reclassified as Available for Sale in December 1995.


TABLE 10. WEIGHTED AVERAGE YIELD OF SECURITIES AVAILABLE FOR SALE

     The maturity distribution and weighted average yields on a tax equivalent basis of the three major components of the Securities Available for Sale, excluding unrealized gains or losses, at December 31, 1996 are shown below.


                                                    U.S. GOVERNMENT   STATES AND POLITICAL
                                  U.S. TREASURY         AGENCIES          SUBDIVISIONS
(DOLLAR AMOUNTS IN THOUSANDS)    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT     YIELD*
------------------------------------------------------------------------------------------
Maturities:
  Within 1 Year                  $11,225   7.33%   $ 2,011    8.32%    $2,909     8.97%
  After 1 through 5 Years         40,543   5.56     32,005    6.16      5,992     9.30
  After 5 through 10 Years           995   6.35     41,931    6.54        296     7.35
------------------------------------------------------------------------------------------
   Total                         $52,763   5.95%   $75,947    6.43%    $9,197     9.13%
==========================================================================================

* The weighted average yield has been adjusted to a tax equivalent basis using a Federal income tax rate of 34 percent without consideration for the corporate preference disallowance under Internal Revenue Code Section 291.

TABLE 11. LOAN PORTFOLIO

     Loans outstanding, at the end of each of the five years ended 1992 through 1996, are shown in the following table according to type of loan.


                                                                        DECEMBER 31,
                                       1996             1995               1994                1993                 1992
(DOLLAR AMOUNTS IN THOUSANDS)    AMOUNT  PERCENT  AMOUNT    PERCENT   AMOUNT   PERCENT   AMOUNT    PERCENT   AMOUNT      PERCENT
---------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial
  and Agricultural Loans       $195,850   32.2%  $163,234    37.2%  $166,331    42.3%  $126,278     37.6%  $ 85,907      27.7%
Tax-Exempt Loans                 15,972    2.6     14,263     3.2     14,674     3.7      9,750      2.9     10,153       3.3
Real Estate Construction
  Loans                          33,322    5.5     19,347     4.4      4,286     1.1      6,642      2.0      8,057       2.6
Real Estate Mortgage
  Loans                         192,516   31.6    121,361    27.7     99,691    25.4     96,190     28.7    126,400      40.7
Consumer Loans, Net
  of Unearned Interest          171,361   28.1    120,678    27.5    108,137    27.5     96,638     28.8     79,712      25.7
---------------------------------------------------------------------------------------------------------------------------------
   Total                       $609,021  100.0%  $438,883   100.0%  $393,119   100.0%  $335,498    100.0%  $310,229     100.0%
=================================================================================================================================


TABLE 12. CONCENTRATION OF LOANS BY INDUSTRY SEGMENT

                                         DECEMBER 31, 1996
(DOLLAR AMOUNTS IN THOUSANDS)             AMOUNT   PERCENT
-----------------------------------------------------------
Industry Segment:
  Residential Real Estate                $211,701     34.8%
  Consumer                                171,361     28.1
  Finance, Insurance and Real Estate       65,132     10.7
  Wholesale and Retail                     46,124      7.6
  Services/Professional/Business/Health    54,326      8.9
  Manufacturing                            28,573      4.7
  Transportation                            4,488       .7
  Schools and Municipals                   15,972      2.6
  Other                                    11,344      1.9
-----------------------------------------------------------
   Total                                 $609,021    100.0%
===========================================================


LOANS
     Total loans outstanding at year end were $609.0 million for 1996 compared to $438.9 million for 1995 and $393.1 million for 1994, an increase overall of $215.9 million or 54.9%. Table 11 presents total loans outstanding for each major loan category for the five years ended December 31, 1996. Average total loans outstanding amounted to $527.8 million for 1996, $404.4 million for 1995 and $345.0 million for 1994.
     Consumer loans were $171.4 million, $120.7 million and $108.1 million as of December 31, 1996, 1995 and 1994, respectively, an increase of $63.3 million or $58.6% over the intervening period of 1994 - 1996. The average balance for consumer loans amounted to $150.4 million for 1996, $110.7 million for 1995 and $101.5 million for 1994, an increase of $48.9 million or 48.2% over the past three years. The increase is a direct result of strategies developed over the past two years to increase consumer loan volume. During 1995 and 1996, new products and programs were introduced to specifically attract home equity loans which increased $3.5 million in 1996. In addition, the Corporation adopted an aggressive campaign to penetrate the indirect automobile financing market.
Loan growth of approximately $50.0 million was realized in 1996. The loan growth from indirect automobile financing provides increased profit opportunities which are accompanied by a potential for increased delinquencies and charge-offs such as those that occurred in 1996. During 1996, two of the Corporation's subsidiaries experienced problems in generating targeted loan growth and adhering to underwriting standards for consumer loans. Management has initiated steps to balance consumer loan growth with higher credit standards by mandating continued adherence to strict underwriting standards. Operational efficiencies were initiated in 1996 through a centralized loan services department, installation of an automated credit scoring system to assist with lending decisions, aggressive adjustment practices and adherence to underwriting standards.
     Commercial loans outstanding as of December 31, 1996, 1995 and 1994 were $217.0 million, $177.9 million and $167.9 million, respectively, an overall increase of $49.1 million or 29.2%. Average commercial loans were $197.3 mil-lion for 1996, $172.5 million for 1995 and $152.3 million in 1994, a growth of $45.0 million or 29.5% over the intervening period. The increase in commercial loans was a result of loan demand by existing customers and new business relationships.
     Residential real estate mortgage loans recorded significant increases in 1996 and outstandings for the three years ended December 31, 1996 were $204.7 million, $126.0 million and $102.4 million, respectively, an increase of $102.3 or 99.9% over the past three years. Average residential mortgage loans outstanding were $165.5 million, $108.0 million and $80.8 million for 1996, 1995 and 1994, a growth of $84.7 million or 104.8%. In the period of 1994 through 1996, the Corporation retained originations of variable rate and 15 year fixed rate residential mortgage loans as a strategy of asset-liability management. Total residential mortgage loans sold amounted to $13.0 million in 1996, $11.0 million in 1995 and $19.8 million in 1994 which resulted in gains of $158,000 in 1996, $66,000 in 1995 and $138,000 in 1994. The gain in 1996 includes $122,000 of originated mortgage servicing rights which prior to the adoption of FASB No. 122 were not recognized at the time of sale. Gains on loans sold are included with the amount reported as other income.
     Additional information relative to the average balance and effective yield for the major categories of the loan portfolio is presented in Tables 2, 3 and
5. Table 6 presents an analysis of the effect changes in volume and rates had on the earnings of the various loan categories. The maturity distribution and interest rate sensitivity for various segments of the loan portfolio is presented in Table 13.


TABLE 13. MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOAN PORTFOLIO

     Table 13 presents the remaining maturity distribution and interest rate sensitivity for commercial loans, tax exempt loans and real estate construction loans, according to scheduled repayments of principal.


                                                          DECEMBER 31, 1996
                                                               DUE IN

                                                1 YEAR    1 TO 5    OVER 5
(IN THOUSANDS)                                 OR LESS     YEARS     YEARS    TOTAL
--------------------------------------------------------------------------------------
Commercial, Financial and Agricultural Loans   $117,150    $54,717  $23,983  $195,850
Tax-Exempt Loans                                  7,160      2,174    6,638    15,972
Real Estate Construction Loans                   31,033        232    2,057    33,322
--------------------------------------------------------------------------------------
   Total                                       $155,343    $57,123  $32,678  $245,144
======================================================================================

Variable Interest Rates:
 Commercial, Financial and Agricultural Loans              $16,762  $    --  $ 16,762
 Tax-Exempt Loans                                               73    4,243     4,316
 Real Estate Construction Loans                                232      287       519
--------------------------------------------------------------------------------------
   Total                                                   $17,067  $ 4,530  $ 21,597
======================================================================================

Fixed Interest Rates:
 Commercial, Financial and Agricultural Loans              $37,955  $23,983  $ 61,938
 Tax-Exempt Loans                                            2,101    2,395     4,496
 Real Estate Construction Loans                                 --    1,770     1,770
--------------------------------------------------------------------------------------
   Total                                                   $40,056  $28,148  $ 68,204
======================================================================================


NON-PERFORMING LOANS AND OTHER ASSETS
     The Corporation's financial statements are prepared on the accrual basis of accounting except loans which have been placed in a non-accrual status. Restructured loans are those for which concessions, including reduction of interest rates or extended repayment terms, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued using the restructured interest rates.
     Commercial loans are placed in a non-accrual status when management has serious doubts regarding the collection of principal and interest or when payment of interest or principal is 90 days or more past due unless the collection of principal and interest is not considered in doubt. Amounts received on non-accrual commercial loans may be recorded as interest or applied against principal depending upon management's estimation of the collection of the loan. Consumer loans are placed in a non-accrual status when the loan is 90 days past due, upon repossession of the collateral or when management has serious doubts regarding the collection of principal and interest. Real estate mortgage loans are placed in a non-accrual status when foreclosure proceedings have commenced.
     The aggregate amount of non-performing loans and other assets for the five years ended December 31, 1996, is presented in Table 14. Non-performing loans comprise (1) loans accounted for on a non-accrual basis, (2) loans contractually past due 90 days or more as to interest or principal payments and
(3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. For purposes of this summary, loans renewed on market terms existing at the time of renewal are not considered renegotiated loans. Other non-performing assets are carried at the lower of cost or fair value and consist of other real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossession.

TABLE 14. ANALYSIS OF NON-PERFORMING LOANS AND OTHER ASSETS


                                                                    DECEMBER 31,
                                     1996             1995             1994             1993             1992
(DOLLAR AMOUNTS IN THOUSANDS)   AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT
---------------------------------------------------------------------------------------------------------------------
Loans:
   Non-accrual                   $1,993    63.6%  $1,591    75.0%  $1,063    61.7%  $1,647    61.7%  $  879    46.3%
   Past Due                         512    16.3      417    19.7      324    18.8      488    18.3      419    22.1
   Renegotiated                      --      --        8      .3       --      --       84     3.1       --      --
---------------------------------------------------------------------------------------------------------------------
  Subtotal Loans                  2,505    79.9    2,016    95.0    1,387    80.5    2,219    83.1    1,298    68.4
Other Real Estate Owned             438    14.0       --      --      324    18.8      452    16.9      548    28.9
Other Assets Acquired
   by Repossession                  190     6.1      106     5.0       13      .7       --      --       53     2.7
---------------------------------------------------------------------------------------------------------------------
   Total Non-performing Assets   $3,133   100.0%  $2,122   100.0%  $1,724   100.0%  $2,671  100.0%   $1,899   100.0%
=====================================================================================================================

Non-performing Assets
 As a Percent of:
   Total Loans, Gross                       .51%             .48%             .44%            .80%              .61%
   Total Assets                             .38              .29              .24             .40               .29
   Equity Capital Plus
    Reserve for Possible
    Loan Losses                            3.78             2.61             2.21            3.56              2.69


     The following table presents the changes in the balance of other non-performing assets for the five years ended December 31, 1996.

                                                  AS OF  DECEMBER 31,
(IN THOUSANDS)                          1996    1995    1994    1993    1992
-----------------------------------------------------------------------------
Balance at Beginning of Year          $  106   $ 337   $ 452   $ 601   $ 181
Additional Amount Due to Acquisition      --      --      --      --     854
Additions                              2,609     110      68     337     522
Disposition and Reductions            (2,087)   (341)   (183)   (486)   (956)
-----------------------------------------------------------------------------
   Balance at End of Year             $  628   $ 106   $ 337   $ 452   $ 601
=============================================================================

TABLE 15. INTEREST LOST ON NON-ACCRUAL LOANS

     Table 15 shows the effect that non-accrual loans had upon interest revenue for the five years ended as of December 31, 1996. There has been no loss of revenue on past due or renegotiated loans for the years presented in the table.


                                                    AS OF DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)       1996    1995    1994    1993    1992
--------------------------------------------------------------------------------
Gross amount of interest that would have
  been recorded at original rate          $ 188   $ 151   $  77   $ 147   $ 106
Interest that was reflected in revenue      (95)    (62)    (19)    (63)    (31)
--------------------------------------------------------------------------------
    Reduction of Interest Income          $  93   $  89   $  58   $  84   $  75
================================================================================

Per Share (after tax effect of 34%)       $ .02   $ .02   $ .01   $ .02   $ .02


POTENTIAL PROBLEM LOANS
     In addition to the loans classified as non-performing, there are other potential problem loans of $341,000 at December 31, 1996, that management is closely monitoring the borrower's ability to comply with repayment terms, but existing conditions did not warrant either a classification as non-accrual or partial charge-off.

CAPITAL EXPENDITURES
     The Corporation had capitalized expenditures for banking premises and leasehold improvements of $496,000 in 1996, $472,000 in 1995 and $722,000 in
1994. In 1996, City Bank spent $326,000 to remodel its corporate headquarters in order to lease 10,700 square feet (57%) of the building. A portion of the remodeling costs will be recaptured over the five year lease. In 1995, City Bank relocated its corporate headquarters and spent $414,000 in improvements to the building. The Republic Bank acquisition added $477,000 to bank premises in 1994. The remaining amounts in 1994 through 1996 were made to enhance customer services, efficiency and functionality of bank facilities.
     Capitalized furniture and equipment expenditures amounted to $870,000 in 1996, $748,000 in 1995 and $1,317,000 in 1994. Major acquisitions in 1996 for furniture and equipment included $326,000 for computer mainframe hardware and software, $177,000 for personal computer equipment and software as well as $247,000 for new departments, relocating other departments and one branch facility.
     In 1995, major acquisitions were made of $131,000 for personal computers, $136,000 to upgrade the mainframe and $152,000 for City Bank to refurbish its new corporate headquarters. Other furniture and equipment expenditures were made in each of the last three years to replace equipment or add new equipment to improve productivity. The Republic Bank acquisition in 1994 provided $182,000 in furniture and equipment. Other major acquisitions in 1994 included $491,000 for new computer mainframe equipment and software and $227,000 for ATM's. The remaining $417,000 of capitalized additions to furniture and equipment in 1994 was incurred by the subsidiary banks that operated 45 financial center offices.

DEPOSITS
     Table 16 presents the average balance for the major deposit categories and the effective interest rate paid for the five years ended December 31, 1996.


TABLE 16. AVERAGE DEPOSITS AND EFFECTIVE INTEREST RATES

                                                                 AS OF DECEMBER 31,
                                     1996                1995                1994                   1993               1992
                               AVERAGE   INTEREST  AVERAGE  INTEREST  AVERAGE    INTEREST    AVERAGE   INTEREST  AVERAGE   INTEREST
(DOLLAR AMOUNTS IN THOUSANDS)  BALANCE     RATE    BALANCE    RATE    BALANCE      RATE        BALANCE   RATE    BALANCE     RATE
-----------------------------------------------------------------------------------------------------------------------------------
Demand and Other
   Non-Interest Bearing
   Deposits                     $106,214    -- % $100,968     -- %   $101,605       -- %    $ 99,741       -- % $ 82,724       -- %
Interest-Bearing Demand
   Deposits                      131,712   2.11   151,943    2.57     159,858      2.56      163,794      2.57   143,904      3.32
Savings Deposits                 128,704   2.91   124,132    2.64     135,360      2.45      136,436      2.65   116,786      3.44
Negotiated Rate Time
   Deposits                       43,563   5.56    25,715    5.75      15,598      4.21       10,583      3.25    12,984      3.84
Other Time Deposits              250,380   5.67   197,631    5.33     166,291      4.25      174,319      4.33   174,995      5.33
-----------------------------------------------------------------------------------------------------------------------------------
    Total                       $660,573         $600,389            $578,712               $584,873            $531,393
===================================================================================================================================


     Total deposits for the three years ended December 31, 1996 were $735.8 million, $622.5 million and $620.6 million, respectively, an increase of $115.2 million or 18.6% over the three year period. Average total deposits outstanding were $660.6 million in 1996 compared to $600.4 million in 1995 and $578.7 million in 1994, a growth of $81.9 million or 14.2% overall. In 1996, the Corporation developed strategies to attract deposits from its primary markets. Special certificate of deposit products with maturities of 10, 20, 30 and 40 months were successful in obtaining new deposits. Existing customers also took advantage of the higher rates on these special products and transferred funds from other deposit categories. During 1995, the Corporation developed a marketing campaign to introduce new retail tiered interest rate checking and savings products which were also successful in attracting additional balances. Simultaneously, the Corporation introduced strategies to improve its multi-account relationship with existing customers.
     Non-interest-bearing demand deposits recorded an average balance outstanding of $106.2 million, $101.0 million and $101.6 million for 1996, 1995 and 1994, respectively. As a percentage of average total deposits, the non-interest-bearing deposits were 16.1%, 16.8% and 17.6% for 1996, 1995 and 1994.
     Interest-bearing demand deposits had an average balance of $131.7 million, $151.9 million and $159.9 million for 1996, 1995 and 1994. Average savings accounts amounted to $128.7 million in 1996 compared to $124.1 million in 1995 and $135.4 million in 1994. The combined reduction for these two deposit products over the past 3 years of $34.8 million or 11.8% resulted from depositors shifting some funds to the special certificate of deposits with higher interest rates. Effective interest rates paid on interest-bearing demand deposits were 2.11%, 2.57% and 2.56% for 1996, 1995 and 1994, respectively, which reflects the effect of converting these deposits to a tiered interest rate product. Savings accounts recorded effective interest rates paid of 2.91% in 1996, 2.64% in 1995 and 2.45% in 1994 which also reflects converting these accounts to a tiered interest rate product.
     Average negotiated rate time deposits were $43.6 million for 1996, $25.7 million for 1995 and $15.6 million for 1994. Effective interest rates paid amounted to 5.56% for 1996, 5.75% for 1995 and 4.21% for 1994, an increase of 135 basis points over the three year period. The Corporation attracted additional deposits to assist with funding the loan growth, especially from the public sector, by aggressively pricing its products.
     The average balance for all other time deposits totaled $250.4 million for 1996, $197.6 million for 1995 and $166.3 million for 1994, an improvement of $84.1 million or 50.6%. The effective interest rates paid on other time deposits were 5.67%, 5.33% and 4.25% for 1996, 1995 and 1994, respectively, an increase overall of 142 basis points.

     The maturity schedule for time deposits of $100,000 or more outstanding as of December 31, 1996 is reported in Table 17. Additional information relative to the effect that changes in volume and rates had on interest expense for the various deposit categories is presented in Table 6.


TABLE 17. MATURITIES OF CONSOLIDATED TIME DEPOSITS OF $100,000 OR MORE

 (IN THOUSANDS)                   DECEMBER 31, 1996
----------------------------------------------------
Amount Maturing In:
    Three months or less               $ 79,595
    Three to six months                  17,188
    Six to twelve months                 13,619
    Over twelve months                   12,373
----------------------------------------------------
          Total                        $122,775
====================================================


SHORT-TERM LIABILITIES
     Short-term interest-bearing liabilities consists of Federal Funds Purchased and Demand Notes Issued to the U.S. Treasury. The average balance for these short-term interest-bearing liabilities was $9.0 million in 1996 compared to $7.0 million in 1995 and $4.4 million in 1994. Tables 2, 3 and 5 provide information relative to the average balance and effective interest rate for these short-term liabilities. Table 6 reports the effect that changes in volume and rates had on the interest expense for these short-term liabilities. The effective interest rates paid on these short-term liabilities were 6.02%, 6.28% and 5.23% for 1996, 1995 and 1994.

RATE SENSITIVITY ANALYSIS
     The relationship between earning assets and liabilities considered to be interest-sensitive within given maturity ranges is called the asset or liability funding gap depending on whether such interest-sensitive assets exceed or are exceeded by interest-sensitive liabilities. The magnitude of the funding gap in the various calendar periods provides a general indication of the extent to which future earnings, primarily net interest income, may be affected by interest rate changes. At December 31, 1996, total earning assets exceeded interest-bearing liabilities by $125.6 million. These assets were funded by non-interest-bearing demand deposit accounts and equity capital. Table 18 summarizes the rate sensitivity analysis of earning assets and interest-bearing liabilities.

TABLE 18. RATE SENSITIVITY ANALYSIS

                                                                 AS OF DECEMBER 31, 1996
                                       1-90         91-180       181-365         1-5       OVER 5
(IN THOUSANDS)                         DAYS          DAYS          DAYS         YEARS       YEARS     TOTAL
-------------------------------------------------------------------------------------------------------------
Consumer Loans                       $ 34,030     $  9,739      $ 19,035      $ 96,882    $ 11,675  $171,361
Commercial Loans                       98,767        9,269         6,470        15,870       4,913   135,289
Commercial Real Estate Loans           52,597        2,880         4,285        20,425      17,483    97,670
Mortgage Loans                         13,007        7,695        18,777        83,785      81,437   204,701
-------------------------------------------------------------------------------------------------------------
  Total Loans                         198,401       29,583        48,567       216,962     115,508   609,021
-------------------------------------------------------------------------------------------------------------
Securities Available for Sale           4,204        3,006         8,936        78,538      43,222   137,907
-------------------------------------------------------------------------------------------------------------
Money Market Assets                     6,744           --            --            --          --     6,744
-------------------------------------------------------------------------------------------------------------
Earning Assets                        209,349       32,589        57,503       295,500     158,730   753,672
-------------------------------------------------------------------------------------------------------------
Interest -Bearing Demand Deposits      11,460       11,346        23,034        84,182          --   130,022
Savings Deposits                        6,239        6,177        12,539        99,815          --   124,770
Time Deposits                         133,443       54,676        67,751       113,328         966   370,164
Other Interest-Bearing Liabilities        866          480           960           594         180     3,081
-------------------------------------------------------------------------------------------------------------
  Total Liabilities                   152,008       72,679       104,284       297,919       1,146   628,037
-------------------------------------------------------------------------------------------------------------
Net Asset (Liability)
  Funding Gap                          57,341      (40,090)      (46,781)       (2,419)    157,584   125,635
-------------------------------------------------------------------------------------------------------------
Cumulative Net Asset (Liability)
  Funding Gap                        $ 57,341     $ 17,251      $(29,530)     $(31,949)   $125,635  $     --
=============================================================================================================

1. This table presents earning assets and interest-bearing liabilities by maturity or the earliest repricing opportunity.
2. Unrealized gains and losses on Securities Available for Sale have been excluded from this presentation.
3. Interest-bearing demand deposits and savings accounts were spread on the basis of Interest Rate Risk (IRR) guidelines of the regulatory agencies which allows a portion to be allocated to the 1-5 year maturity period and the remaining amount allocated evenly to the 1-90 day, 91- 180 day, 181-273 day, and 274-365 day periods. The amounts for the later two maturity periods were combined into the 181-365 day maturity period for the presentation in the table.


LIQUIDITY
     The Corporation manages liquidity at two levels, the parent organization and its subsidiaries. The Corporation's primary source of funds are dividends received from its subsidiary banks. The Corporation manages its liquidity position to provide the cash necessary to pay any dividends declared to shareholders and satisfy other operating requirements. The amount of dividends paid to the Corporation by the subsidiary banks was $9,837,000 in 1996, $6,763,000 in 1995 and $8,759,000 in 1994. The amount of dividends eligible for distribution from subsidiary banks to the Corporation as of December 31, 1996 without regulatory approval, is approximately $15,900,000. Additional information relative to the restriction of dividends is presented in Note 16 of the Notes to Consolidated Financial Statements.
     The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and take advantage of interest rate market opportunities. Bank liquidity is considered in terms of the nature and mix of the bank's sources and uses of funds. For the Corporation, the major sources of liquidity are money market assets, loan repayments and investments. The average balance for money market assets amounted to $5.2 million in 1996, $10.1 million in 1995 and $10.4 million in 1994. At December 31, 1996, 1995 and 1994, these assets were $6.7 million, $1.8 million, and $14.8 million, respectively. Securities Available for Sale totaled $136.9 million as of December 31, 1996.
     Large deposits of $100,000 or more generally are more volatile and, therefore, are closely monitored for volume and interest rate. In 1996, certificates of deposit of $100,000 or more increased substantially to assist with funding of loan growth. These deposits had balances of $122.8 million, $36.7 million and $27.7 million at December 31, 1996, 1995 and 1994, respectively. The level of commitments for loans and letters of credit issued by the Corporation remains well within its capacity to fund them from available resources, including a viable customer base served by the subsidiary banks.
     The management of interest rates on earning assets and interest-bearing liabilities is critical to the preservation of the Corporation's stability during periods of fluctuating interest rates. Emphasis is placed on maintaining a controlled rate sensitivity position to minimize risk due to changing interest rates. A maturity schedule of the Securities

Available for Sale as of December 31, 1996, presented in Note 4 of the Notes to Consolidated Financial Statements, will assist in analyzing the Corporation's liquidity position. Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL
     One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, shareholders and bank regulators. A strong capital position helps the Corporation withstand adverse economic developments and take advantage of profitable business opportunities when they arise. Capital provides the foundation for growth and expansion.
     Shareholders' equity as of December 31, 1996, 1995 and 1994 was $76,779,000, $77,458,000 and $74,009,000, respectively. Shareholders' equity decreased $679,000 in 1996 after increases of $3,449,000 in 1995 and $2,686,000 in 1994, an aggregate increase of $5,456,000 or 7.6% from the $71,323,000 as of January 1, 1994. Unrealized losses on Securities Available for Sale recorded within capital as of December 31, 1996 and 1994 were $674,000 and $547,000. As of December 31, 1995, unrealized gains of Securities Available for Sale included in capital totaled $1,647,000.
     The adequacy of capital can best be evaluated by comparing it to the guidelines established by banking regulatory authorities. Those guidelines are described under the caption "Supervision and Regulation, 1. Bank Holding Companies" included in Item 1. "Business," of this Form 10-K Report and in Note 20 of the Notes to Consolidated Financial Statements appearing herein.
     The Corporation does not have any outstanding preferred stock or convertible debt instruments or subordinated notes. Therefore, the Corporation's primary capital and total capital consists of shareholders' equity and the reserve for possible loan losses. For the three years ended December 31, 1996, the Corporation's average primary capital, as a percentage of average assets, was 10.66%, 11.49% and 11.62%. These ratios exceed the minimum standards established by the regulatory authorities. The Corporation's total risk-based capital approximated 12.91% in 1996, 16.59% in 1995 and 16.05% in 1994 which greatly exceeds the guidelines established by the regulatory authorities. The Corporation's Tier 1 Capital Leverage Ratio (Tier 1 capital to adjusted average total assets) was 8.32%, 9.44% and 9.37% as of December 31, 1996, 1995 and 1994 compared to minimum regulatory requirement of 3.0 - 5.0%.
     Dividends declared by the Corporation totaled $3,362,000 in 1996 compared to $3,361,000 in 1995 and 1994. The dividend payout ratio, which is dividends declared divided by net income, was 67.17%, 72.82% and 50.97% for 1996, 1995 and 1994, respectively. The annual cash dividends per share were $1.20 for each of the past three years. Since the dividend declared and cash dividends per share remained the same in each of the last three years, the lower net income in 1996 and 1995 resulted in a higher dividend payout ratio.

TABLE 19. QUARTERLY DATA

                                                                             1996
                                                                 FOURTH     THIRD     SECOND      FIRST
(IN THOUSANDS EXCEPT PER SHARE DATA)                   TOTAL    QUARTER    QUARTER    QUARTER    QUARTER
---------------------------------------------------------------------------------------------------------
INTEREST INCOME                                    $  56,446  $  15,324  $  14,378  $  13,657  $   13,087
INTEREST EXPENSE                                      23,938      6,745      6,120      5,687       5,386
---------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                 32,508      8,579      8,258      7,970       7,701
PROVISION FOR POSSIBLE LOAN LOSSES                     3,792      2,374        573        580         265
SECURITY GAINS                                           510         19        114         12         365
TOTAL OTHER NON-INTEREST INCOME                        7,067      1,840      1,747      1,767       1,713
TOTAL NON-INTEREST EXPENSES                           29,152      7,524      6,811      8,095       6,722
---------------------------------------------------------------------------------------------------------
  INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX       7,141        540      2,735      1,074       2,792
PROVISION FOR FEDERAL INCOME TAX                       2,137        115        840        306         876
---------------------------------------------------------------------------------------------------------
  NET INCOME                                       $   5,004  $     425  $   1,895  $     768  $    1,916
=========================================================================================================

PER SHARE DATA:
  NET INCOME                                       $    1.79  $     .15  $     .68  $     .28    $   .68
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        2,803,364  2,804,451  2,802,810  2,802,890  2,803,746



                                                                            1995
                                                                FOURTH      THIRD     SECOND      FIRST
(IN THOUSANDS EXCEPT PER SHARE DATA)                  TOTAL    QUARTER    QUARTER    QUARTER    QUARTER
---------------------------------------------------------------------------------------------------------
Interest Income                                   $  50,492  $  13,078  $  12,567  $  12,460  $  12,387
Interest Expense                                     19,984      5,309      5,070      4,894      4,711
---------------------------------------------------------------------------------------------------------
  Net Interest Income                                30,508      7,769      7,497      7,566      7,676
Provision for Possible Loan Losses                      672        164        165        164        179
Security Gains                                           82         52          1         17         12
Total Other Non-Interest Income                       6,233      1,582      1,675      1,578      1,398
Total Non-Interest Expenses                          29,383      7,971      7,587      6,842      6,983
---------------------------------------------------------------------------------------------------------
  Income before Provision for Federal Income Tax      6,768      1,268      1,421      2,155      1,924
Provision for Federal Income Tax                      2,152        495        410        671        576
---------------------------------------------------------------------------------------------------------
  Net Income                                      $   4,616  $     773  $   1,011  $   1,484  $   1,348
=========================================================================================================
Per Share Data:
  Net Income                                      $    1.65  $     .28  $     .36  $     .53  $     .48
Average Number of Common Shares Outstanding       2,803,437  2,804,711  2,804,671  2,802,970  2,802,854



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. The following audited consolidated financial statements and report of Independent Public Accountants are set forth in this Form 10-K on the pages indicated:

                                                                 Page Numbers
                                                                 ------------

     Consolidated Balance Sheet                                        34
     Consolidated Statement of Income                                  35
     Consolidated Statement of Shareholders' Equity                    36
     Consolidated Statement of Cash Flows                              37
     Notes to Consolidated Financial Statements                        38-48
     Report of Independent Public Accountants                          49


  B. The following additional data is set forth in the following pages:
     Report of Management                                              50

                           CONSOLIDATED BALANCE SHEET


                                                         AS OF DECEMBER 31,
(IN THOUSANDS)                                        1996                1995
-------------------------------------------------------------------------------
ASSETS:
Cash and Cash Equivalents:
   Cash and Due from Banks                        $ 44,719            $ 37,068
   Money Market Assets                               6,744               1,790
-------------------------------------------------------------------------------
        Total Cash and Cash Equivalents             51,463              38,858
-------------------------------------------------------------------------------
Securities Available for Sale:
   U.S. Treasury                                    52,525             161,390
   U.S. Government Agencies                         74,900              39,008
   States and Political Subdivisions                 9,462              11,186
   Other                                                --                 161
-------------------------------------------------------------------------------
        Total Securities Available for Sale        136,887             211,745
-------------------------------------------------------------------------------

Loans:
   Consumer Loans                                  171,361             120,678
   Commercial Loans                                216,987             177,921
   Tax Exempt Loans                                 15,972              14,263
   Real Estate Mortgage Loans                      204,701             126,021
-------------------------------------------------------------------------------
   Subtotal Loans                                  609,021             438,883
Reserve for Possible Loan Losses                    (6,168)             (3,934)
-------------------------------------------------------------------------------
   Net Loans                                       602,853             434,949
-------------------------------------------------------------------------------
Premises and Equipment, Net                         13,351              15,350
Other Real Estate Owned                                438                  --
Income Earned Not Received                           5,711               6,996
Goodwill and Premium on Core Deposits, Net           8,768               9,937
Other Assets                                         5,566               2,048
-------------------------------------------------------------------------------
      TOTAL ASSETS                                $825,037            $719,883
===============================================================================

LIABILITIES:
Deposits:
   Demand Deposits                                $110,848            $110,459
   Interest-Bearing Demand Deposits                130,022             141,591
   Savings Deposits                                124,770             130,254
   Time Deposits                                   370,164             240,156
-------------------------------------------------------------------------------
      Total Deposits                               735,804             622,460
-------------------------------------------------------------------------------
Short-Term Interest-Bearing Liabilities                386               6,515
Note Payable and Capital Leases                      2,694               4,611
Accrued Expenses                                     4,403               3,868
Dividend Payable                                       840                 840
Other Liabilities                                    4,131               4,131
-------------------------------------------------------------------------------
      TOTAL LIABILITIES                            748,258             642,425
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred Stock-no par value, 100,000 shares
  authorized, none outstanding                          --                  --
Common Stock-$7.50 par value, 5,000,000 shares
  authorized, 2,801,053 shares outstanding          21,008              21,008
Capital Surplus                                      8,073               8,073
Undivided Profits                                   48,372              46,730
Unrealized Gains (Losses) on Securities
  Available for Sale, Net of Tax Effect               (674)              1,647
-------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                    76,779              77,458
-------------------------------------------------------------------------------
      TOTAL  LIABILITIES AND
       SHAREHOLDERS' EQUITY                       $825,037            $719,883
===============================================================================



The accompanying notes are an integral part of this statement.

                        CONSOLIDATED STATEMENT OF INCOME


                                                                         FOR THE YEAR ENDED DECEMBER 31,
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)                         1996        1995       1994
--------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans:
  Consumer Loans                                                       $  13,808   $   9,958  $   8,947
  Commercial Loans                                                        17,653      16,179     12,338
  Tax Exempt Loans                                                           910         927        658
  Real Estate Mortgage Loans                                              13,527       9,291      6,882
--------------------------------------------------------------------------------------------------------
    Total Interest and Fees on Loans                                      45,898      36,355     28,825
--------------------------------------------------------------------------------------------------------
Interest on Securities Available for Sale:
  U. S. Treasury                                                           4,589       3,372      5,086
  U. S. Government Agencies                                                5,089       2,065      2,629
  States and Political Subdivisions                                          614          23         --
  Other                                                                        5           5         79
--------------------------------------------------------------------------------------------------------
    Total Interest on Securities Available for Sale                       10,297       5,465      7,794
--------------------------------------------------------------------------------------------------------
Interest on Securities Held to Maturity                                       --       8,122      8,438
Interest on Money Market Assets                                              251         550        428
--------------------------------------------------------------------------------------------------------
    Total Interest Income                                                 56,446      50,492     45,485
--------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Demand Deposits                                                2,785       3,907      4,095
Interest on Savings Deposits                                               3,751       3,272      3,314
Interest on Time Deposits                                                 16,614      11,994      7,725
Interest on Other Liabilities                                                788         811        745
--------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                23,938      19,984     15,879
--------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                     32,508      30,508     29,606
Provision for Possible Loan Losses                                         3,792         672        534
--------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES             28,716      29,836     29,072
--------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Trust Income                                                               2,150       2,012      2,008
Service Charges on Deposit Accounts                                        3,258       2,704      2,276
Fees for Other Services to Customers                                       1,220       1,381      1,200
Security Gains                                                               510          82        942
Other Income                                                                 439         136        605
--------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                              7,577       6,315      7,031
--------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Salaries and Wages                                                        10,575      10,303      9,955
Employee Benefits                                                          2,453       2,650      2,674
Occupancy Expenses                                                         2,839       2,544      2,368
Furniture and Equipment Expenses                                           2,469       2,484      2,314
FDIC Insurance Premiums                                                        6         685      1,266
Restructuring Charge                                                       1,102       2,278         --
Other Operating Expenses                                                   9,708       8,439      7,945
--------------------------------------------------------------------------------------------------------
   Total Non-Interest Expenses                                            29,152      29,383     26,522
--------------------------------------------------------------------------------------------------------
   Income before Provision for Federal Income Tax                          7,141       6,768      9,581
Provision for Federal Income Tax                                           2,137       2,152      2,987
--------------------------------------------------------------------------------------------------------
   NET INCOME                                                          $   5,004   $   4,616  $   6,594
========================================================================================================
Per Share Data:
  Net Income                                                           $    1.79   $    1.65  $    2.35
Average Number of Common Shares Outstanding                            2,803,364   2,803,437  2,803,158



The accompanying notes are an integral part of this statement.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                    FOR THE YEAR ENDED DECEMBER 31,
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)      1996        1995        1994
------------------------------------------------------------------------------------

SHARES OF COMMON STOCK:
  Shares Outstanding as of December 31            2,801,053   2,801,053   2,801,053
====================================================================================

COMMON STOCK:
  Balance at December 31                          $  21,008   $  21,008   $  21,008
------------------------------------------------------------------------------------
CAPITAL SURPLUS:
  Balance at December 31                              8,073       8,073       8,073
------------------------------------------------------------------------------------

UNDIVIDED PROFITS:
Balance at January 1                                 46,730      45,475      42,242
Net Income                                            5,004       4,616       6,594
Cash Dividends Declared ($1.20 per share)            (3,362)     (3,361)     (3,361)
------------------------------------------------------------------------------------
  Balance at December 31                             48,372      46,730      45,475
------------------------------------------------------------------------------------

UNREALIZED GAINS (LOSSES) ON
SECURITIES AVAILABLE FOR SALE:

Balance at January 1                                  1,647        (547)         --

Change in Unrealized Gains (Losses) on Securities
  Available for Sale, Net of Tax Effect              (2,321)      2,194        (547)
------------------------------------------------------------------------------------
  Balance at December 31                               (674)      1,647        (547)
------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                      $76,779     $77,458     $74,009
====================================================================================

The accompanying notes are an integral part of this statement.

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                      FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS)                                                                         1996        1995        1994
---------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents:
Cash Flows from Operating Activities:
   Interest and Fees Received                                                        $ 65,748    $ 57,976   $ 52,890
   Interest Paid                                                                      (23,809)    (19,129)   (15,583)
   Cash Paid to Suppliers and Employees                                               (26,570)    (23,731)   (23,692)
   Income Taxes Paid                                                                   (3,310)     (2,728)    (3,229)
---------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                                       12,059      12,388     10,386
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Proceeds from Sales of Securities Available for Sale                               113,407      13,109     24,419
   Proceeds from Maturities/Calls of Securities Available for Sale                     29,160      33,000     21,700
   Proceeds from Maturities/Calls of Securities Held to Maturity                           --       2,112     35,789
   Purchase of Securities Available for Sale                                          (71,312)    (19,953)   (61,393)
   Net Increase in Loans                                                             (171,696)    (46,366)   (29,244)
   Net (Increase) Decrease in Other Real Estate Owned                                    (438)        352        110
   Purchase of Branches                                                                    --          --     13,608
   Capital Expenditures                                                                  (512)       (992)    (2,466)
   Cash Acquired in Purchase of Branches                                                   --          --        268
---------------------------------------------------------------------------------------------------------------------
       Net Cash Provided (Used) by Investing Activities                              (101,391)    (18,738)     2,791
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Repayment of Note Payable                                                           (1,900)     (1,900)    (1,900)
   Net Increase (Decrease) in Deposits and Short-Term Liabilities                     107,216      (4,174)     1,381
   Cash Dividends Paid                                                                 (3,362)     (3,361)    (3,361)
   Payment of Capital Lease Obligations                                                   (17)        (15)      (103)
---------------------------------------------------------------------------------------------------------------------
       Net Cash Provided (Used) by Financing Activities                               101,937      (9,450)    (3,983)
---------------------------------------------------------------------------------------------------------------------
       Net Increase (Decrease) in Cash and Cash Equivalents                            12,605     (15,800)     9,194
       Cash and Cash Equivalents at Beginning of Year                                  38,858      54,658     45,464
---------------------------------------------------------------------------------------------------------------------
       Cash and Cash Equivalents at End of Year                                      $ 51,463    $ 38,858   $ 54,658
=====================================================================================================================
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net Income                                                                            $ 5,004    $  4,616   $  6,594
Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
   Provision for Depreciation and Amortization                                          2,157       1,925      1,902
   Amortization (Accretion) of Net Premium (Discount) on Purchased Subsidiaries         1,169       1,954        841
   Amortization of Discount and Premiums on Investment Securities, Net                    596         996      1,251
   Provision for Possible Loan Losses                                                   3,792         672        534
   Security Gains                                                                        (510)        (82)      (942)
   (Increase) Decrease in Income Earned Not Received                                    1,285         285       (522)
   Increase in Other Assets                                                               400         368        819
   Gain on Sale of Other Real Estate Owned                                                 --         (29)        (1)
   Loss on Sale of Premises and Equipment                                                 354          --         --
   Increase (Decrease) in Interest Payable                                                128         855        346
   Increase (Decrease) in Income Taxes Payable                                         (1,173)       (576)      (241)
   Increase (Decrease) in Accrued Expenses                                             (1,143)      1,404       (195)
---------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                                     $ 12,059    $ 12,388   $ 10,386
=====================================================================================================================


The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONSOLIDATION
     The consolidated financial statements of the Corporation include the accounts of CB Financial Corporation (the parent company) and its wholly-owned subsidiaries. The subsidiaries are City Bank and Trust Company (CB & T) located in Jackson, Michigan, City Bank (CB) located in St. Johns, Michigan and CB North (CBN)located in Charlevoix, Michigan. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

STATEMENT OF CASH FLOWS
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and money market assets. Effective December 19, 1995, a non-cash transfer of $145,074,000 attributable to reclassifying debt securities from Held to Maturity to Available for Sale was made.

MONEY MARKET ASSETS
     Federal Funds Sold and short term interest bearing cash balances are classified as Money Market Assets.

SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY
     CB Financial Corporation on December 19, 1995, reclassified all Held to Maturity securities to Available for Sale. Previously these securities were carried at historical cost, adjusted for amortization of premiums and accretion of discounts. The decision to reclassify was made in conjunction with the Financial Accounting Standards Board's issuance of an implementation guide which allowed a one time opportunity to reassess and reclassify securities. In connection with this reclassification unrealized gains of $1,170,000 were recorded in Available for Sale securities and in Shareholders' Equity on a net of tax basis.
     In May, 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement, effective January 1, 1994, requires investments to be categorized as follows: 1.) Held to Maturity securities which include debt securities that the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost, 2.) Trading securities which would include debt and equity securities which are bought and held principally for the purpose of selling them in the near term and are reported at fair value with unrealized gains and losses included in earnings, and 3.) Available for Sale securities which include debt and equity securities not classified in either of the other two categories and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The Corporation adopted this standard effective January 1, 1994 by reclassifying $119,682,000 in securities as Available for Sale and recording a net impact of adoption as an increase to shareholders' equity of approximately $3,885,000 (net of tax of $2,001,000).
     Gains realized on the sale of investment securities are determined on the specific identification method and are reported in security gains.
     Premiums are deducted and discounts are added to interest income on investment securities using methods that approximate the level yield method.

LOANS
     Loans are reported as the principal amount outstanding, net of unearned income. Mortgage loans held for sale are carried at the lower of aggregate cost or market. Interest income on loans is recorded on an accrual basis until an interest or principal payment is more than 90 days past due and/or, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the contract. At the time a loan is placed in a non-accrual status, unpaid interest is reversed against interest income of the current period. Loans are returned to an accrual status when factors indicating doubtful collectibility no longer exist.
     In May 1995, Statement of Financial Accounting Standards (SFAS) No. 122 "Accounting for Mortgage Servicing Rights" was issued effective for fiscal years beginning after December 15, 1995. The Statement requires capitalization of servicing rights on mortgage loans, when the loans are to be sold and the servicing retained. This Statement was adopted by the Corporation effective January, 1996. The capitalization of servicing rights resulted in $122,000 of gross income recorded by the Corporation in 1996.

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

FEDERAL INCOME TAX
     CB Financial Corporation files a consolidated Federal income tax return. Deferred income taxes represent the effect of cumulative temporary differences between income and expense items reported for financial statement and tax purposes, and between the basis of various assets and liabilities for financial statement and tax purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is deemed more likely than not that the asset will not be realized.

EARNINGS PER SHARE CALCULATION
     The earnings per share calculation presented in the statement of income reflects the effect of the number of shares that have been granted under the Stock Plan and the Director Plan (discussed in greater detail in Note 17) based upon the treasury stock method.

RECENTLY ISSUED ACCOUNTING STANDARDS
     In June, 1996, Statement of Financial Accounting Standard (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued effective for fiscal years beginning after December 31, 1996. The Statement provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. This Statement is not expected to have a material impact.

2. ACQUISITIONS
     On December 17, 1994 the Corporation acquired, through its subsidiary CB North, three banking offices of Republic Bank and the related loans and deposits of approximately $22.9 million and $47.7 million, respectively, in Bellaire, Central Lake and Traverse City, Michigan. The acquisition was accounted for under the purchase method. The excess of cost over fair value of net assets acquired consisted of $553,000 of goodwill and $3,548,000 of premium on core deposits. The goodwill and premium on core deposits are being amortized over fifteen and ten years, respectively. The operating results of these branches are included in the Corporation's consolidated financial statements since the date of the acquisition.
     As of December 31, 1996 and 1995, the accumulated amortization on goodwill and premium on core deposits was $4,429,000 and $3,261,000, respectively.

3. RESTRICTIONS ON CASH AND DUE FROM BANKS
     The Corporation is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $9,108,000 and $8,188,000 at December 31, 1996 and 1995, respectively.

4. SECURITIES
     In the opinion of management, there were no securities at December 31, 1996 or 1995 which would constitute a material credit risk for the Corporation.

The reconciliation of cost basis to estimated market values of Securities Available for Sale is as follows:

                                                                                           GROSS                 ESTIMATED
                                          COST                                           UNREALIZED               MARKET
(IN THOUSANDS)                            BASIS                   GAIN                      LOSS                  VALUE
---------------------------------------------------------------------------------------------------------------------------
At December 31, 1996:
U.S. Treasury                            $ 52,763                $    208                  $  446                $ 52,525
U.S. Government
   Agencies                                75,947                      79                   1,126                  74,900
States and
   Political Subdivisions                   9,197                     265                      --                   9,462
---------------------------------------------------------------------------------------------------------------------------
     Total                               $137,907                $    552                  $1,572                $136,887
===========================================================================================================================


                                                                                           GROSS                  ESTIMATED
                                           COST                                          UNREALIZED                MARKET
(IN THOUSANDS)                             BASIS                   GAIN                     LOSS                   VALUE
---------------------------------------------------------------------------------------------------------------------------
At December 31, 1995:
U.S. Treasury                            $159,784                $  1,925                  $  319                $161,390
U.S. Government
   Agencies                                38,656                     466                     114                  39,008
States and
   Political Subdivisions                  10,745                     443                       2                  11,186
Other                                          62                      99                      --                     161
---------------------------------------------------------------------------------------------------------------------------
     Total                               $209,247                $  2,933                  $  435                $211,745
===========================================================================================================================


The cost basis and estimated market value for Securities Available for Sale by maturity are as follows:

                                                                                                                 ESTIMATED
                                                                  COST                                            MARKET
(IN THOUSANDS)                                                    BASIS                                            VALUE
---------------------------------------------------------------------------------------------------------------------------
At December 31, 1996:
Due in one year or less                                          $ 16,145                                        $ 15,198
Due after one year
   through five years                                              78,540                                          78,467
Due after five years
   through ten years                                               43,222                                          43,222
---------------------------------------------------------------------------------------------------------------------------
    Total                                                        $137,907                                        $136,887
===========================================================================================================================


                                                                                                                 ESTIMATED
                                                                  COST                                            MARKET
(IN THOUSANDS)                                                    BASIS                                            VALUE
---------------------------------------------------------------------------------------------------------------------------
At December 31, 1995:
Due in one year or less                                          $ 30,380                                        $ 30,732
Due after one year
   through five years                                             166,921                                         168,887
Due after five years
   through ten years                                               11,650                                          11,832
Due after ten years                                                   296                                             294
---------------------------------------------------------------------------------------------------------------------------
   Total                                                         $209,247                                        $211,745
===========================================================================================================================


     Securities having a par value of $18,575,000 on December 31, 1996, were pledged where required by law to secure certain liabilities and public deposits totaling $3,076,000, including deposits of the Treasurer, State of Michigan of $463,000.
     Other than securities of the U.S. Government and its agencies and corporations, there were no securities of any one issuer aggregating ten percent of consolidated shareholders' equity at December 31, 1996.

5. LOANS
     The Corporation grants commercial and consumer loans to primarily customers throughout the central and the northwest regions of Michigan's lower peninsula. The Corporation has a diversified loan portfolio. A substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions as well as manufacturing, retail, agricultural and service industries operating in these regions.
     A schedule of non-performing assets consisting of non-accrual loans, OREO and other assets acquired through repossession is presented in the following chart.


                           DECEMBER 31,
(IN THOUSANDS)             1996    1995
---------------------------------------
Non-accrual Loans        $1,993  $1,591
Other Real Estate Owned     438      --
Assets Acquired
 Through Repossession       190     106
---------------------------------------
  Total                  $2,621  $1,697
=======================================


6. LOANS TO RELATED PARTIES
     Certain directors and executive officers of the Corporation and its subsidiaries, including their families and companies in which they have significant ownership, had loans outstanding with the subsidiaries aggregating $36,630,000 and $28,653,000 at December 31, 1996 and 1995, respectively, exclusive of consumer loans. In 1996, additions to these loans were $73,027,000 and reductions were $68,049,000. These loans were made in the ordinary course of business on substantially the same terms as those prevailing at that time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1996, none of the related party loans were in a non-accrual status.

7. RESERVE FOR POSSIBLE LOAN LOSSES
     An analysis of transactions in the reserve for possible loan losses is summarized below.


(DOLLAR AMOUNTS IN THOUSANDS)       1996     1995     1994
-----------------------------------------------------------
Balance at January 1             $ 3,934   $3,865   $3,617
-----------------------------------------------------------
Losses Charged to Reserve         (2,201)    (803)    (753)
Recoveries Credited to Reserve       643      200      178
-----------------------------------------------------------
  Net Losses Charged to Reserve   (1,558)    (603)    (575)
-----------------------------------------------------------
Provision for Credit Losses        3,792      672      534
Addition Due to Acquisition           --       --      289
-----------------------------------------------------------
  Net Change in Reserve            2,234       69      248
-----------------------------------------------------------
  Balance at December 31         $ 6,168   $3,934   $3,865
===========================================================
As a percent of Total Loans         1.01%     .90%     .98%
===========================================================

     Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards Board No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a
Loan-Income Recognition and Disclosures."   Statement No. 114 addresses the
accounting for a loan when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. Certain loans, such as loans carried at the lower-of-cost or market or small balance homogeneous loans (e.g., credit card, retail credit), are exempt from reporting under the Statement's provisions. The Corporation generally identifies non-performing loans as "impaired loans."
     On a quarterly basis, the Corporation identifies impaired loans and the extent to which such loans are impaired. Impairment is recognized to the extent the recorded investment of an impaired loan exceeds the calculated present value of future estimated cash flows or the observable market price. Collateral-dependent loans, primarily real estate, are separately measured for impairment by determining the fair value of the collateral less estimated costs to sell.
     The allocated reserve associated with impaired loans is considered in management's determination of the adequacy of the Corporation's allowance for credit losses. The adoption of these accounting standards did not have a significant effect on the Corporation's net income or its allowance for credit losses.
     At December 31, 1996, the recorded investment in loans considered impaired was $958,000. These loans have a carrying value equal to their fair value. The average recorded investment in impaired loans was approximately $1,627,000 for the year ended December 31, 1996. The Corporation recognized interest income associated with impaired loans of $43,000 during 1996 with $32,000 received in cash.

8. DISCLOSURE ABOUT FAIR VALUE
OF FINANCIAL INSTRUMENTS
     Certain of the Corporation's assets and liabilities which are financial instruments have fair values that differ from their carrying values in the accompanying consolidated balance sheet. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying values as of December 31, 1996 and December 31, 1995.

LOANS
     The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at December 31, 1996 was $604,742,000 compared to the carrying value of $602,853,000 net of the reserve for possible loan losses. At December 31, 1995 the estimated fair value of loans was $432,324,000 compared to the carrying value of $434,949,000 net of the reserve for possible loan losses.

TIME DEPOSITS
     The fair value of time deposits, consisting of fixed maturity certificates of deposit and individual retirement accounts, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of time deposits at December 31, 1996 was $372,807,000 compared to the carrying value of $370,164,000. At December 31, 1995 the estimated fair value of time deposits was $241,787,000 compared to the carrying value of $240,156,000.

NOTE PAYABLE
     The fair value of the note payable is estimated by discounting the future cash payments using a rate currently offered for a note with a comparable remaining maturity. The estimated fair value of the note payable at December 31, 1996 and 1995 was $2,374,000 and $4,272,000 compared to the respective carrying values of $2,375,000 and $4,275,000.

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

9. PREMISES, EQUIPMENT AND LEASES
     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts follows:


                                     ACCUMULATED     NET
                         ORIGINAL  DEPRECIATION OR   BOOK
(IN THOUSANDS)             COST     AMORTIZATION    VALUE
------------------------------------------------------------
At December 31, 1996:
Land                      $ 1,825      $    --      $ 1,825
Premises                   10,458        3,740        6,718
Leasehold Improvements      1,482        1,199          283
Capital Leases                443          189          254
Furniture and Equipment    16,039       11,768        4,271
------------------------------------------------------------
Total                     $30,247      $16,896      $13,351
============================================================

At December 31, 1995:
Land                      $ 1,880      $    --      $ 1,880
Premises                   11,322        4,298        7,024
Leasehold Improvements      2,038          877        1,161
Capital Leases                443          177          266
Furniture and Equipment    15,675       10,656        5,019
------------------------------------------------------------
 Total                    $31,358      $16,008      $15,350
============================================================


     The charge for depreciation and amortization amounted to $2,157,000 in 1996, $1,925,000 in 1995, and $1,902,000 in 1994.

LEASES
     The Corporation has various operating leases for premises and equipment under agreements expiring at various dates through 2001. These leases, in general, provide for renewal options and options to purchase certain premises at fair values and require the payment of property taxes, insurance premiums and maintenance costs. Total rental expense for all operating leases was $907,700 in 1996, $842,000 in 1995 and $795,000 in 1994.
     The future minimum payments for all non-cancelable operating leases as of December 31, 1996, are as follows:


(IN THOUSANDS)       TOTAL
--------------------------
1997                  $791
1998                   690
1999                   667
2000                   610
2001                   139
2002 and thereafter     --


     At December 31, 1996, the Corporation had a capital lease which was reported in Note Payable and Capital Leases in the consolidated balance sheet and interest on other liabilities in the consolidated statement of income. The capital lease expires in 2006.

     Minimum future capital lease payments, by year and in the aggregate after the next five years, as of December 31, 1996, are as follows:


(IN THOUSANDS)                       TOTAL
------------------------------------------
1997                                  $ 66
1998                                    66
1999                                    66
2000                                    66
2001                                    66
2002-2006                              236
------------------------------------------
  Total Minimum Lease Payments         566
Less: Amounts Representing Interest    247
------------------------------------------
  Present Value of Net Minimum
   Lease Payments                     $319
==========================================


10. TIME DEPOSITS
     The aggregate amount of time deposits of $100,000 or more totaled $122,775,000 at December 31, 1996 and $36,744,000 at December 31, 1995. The
interest expense on time deposits over $100,000 was $3,621,000 in 1996, $1,744,000 in 1995 and $921,000 in 1994.

11. NOTE PAYABLE
     On January 15, 1993, CB Financial Corporation obtained a five year fixed rate note for $9,500,000 with an interest rate of 6.25%. Terms of the note require quarterly principal payments of $475,000 plus interest computed on the outstanding balance. Proceeds of the note were used to fund the acquisition of the First of Charlevoix Corporation.
     Annual principal payments on the note payable as of December 31, 1996 are as follows:


(IN THOUSANDS)   TOTAL
----------------------
1997            $1,900
1998               475
----------------------
  Total         $2,375
======================


12. EMPLOYEE BENEFIT PLANS
     The Corporation has a defined contribution retirement plan and a 401-K Plan. These plans cover substantially all full-time employees. The defined contribution retirement plan and 401-K Plan require one year of continuous service for eligibility. Under the defined contribution retirement plan, the company contribution is 8% of the qualifying salary for each eligible employee. The 401-K Plan features a company matching contribution of 1.5% up to a maximum of 6% of qualifying salary contributed by each employee. The consolidated contribution in 1996, 1995 and 1994 for the defined contribution retirement plan and the 401-K Plan amounted to $686,000, $773,000 and $700,000, respectively.
     The Corporation provides post-retirement health care to employees hired before April 1, 1993. Post retirement benefit costs are funded as claims are incurred. The accumulated post-retirement benefit obligation at December 31, 1996 and 1995 is as follows:


(IN THOUSANDS)                                    1996          1995
----------------------------------------------------------------------
Accumulated Post-Retirement Benefit Obligation:
    Retirees                                     $2,670         $2,609
    Active Plan Participants                        322            280
----------------------------------------------------------------------
Accumulated Post-Retirement Benefit Obligation    2,992          2,889
Plan Assets at Fair Value                            --             --
----------------------------------------------------------------------
Accumulated Post-Retirement Benefit Obligation
    in Excess of Plan Assets                      2,992          2,889
----------------------------------------------------------------------
Unrecognized Net Loss                              (390)          (297)
Unrecognized Prior Service Cost                    (153)          (169)
----------------------------------------------------------------------
    Accrued Post-Retirement Benefit Obligation   $2,449         $2,423
======================================================================

     For measurement purposes, a 9.9% annual rate of increase was assumed in per capita cost of covered health care benefits for 1996. The rate was assumed to grade down uniformly to 5% in the year 2004, and remain at that level thereafter. The health care cost trend rate assumption has a significant impact on the accumulated post-retirement benefit obligation and on future amounts accrued. A one percentage point increase each year in the assumed health care cost would increase the accumulated post-retirement benefit obligation at December 31, 1996 by $104,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 1996 by $7,300.
     The discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% compounded annually in 1996 and 1995 compared to 8.5% compounded annually in 1994.
     Net periodic post-retirement benefit cost for 1996, 1995 and 1994 is as follows:


(IN THOUSANDS)                   1996   1995   1994
----------------------------------------------------
Service Cost                    $  21  $ 637  $  39
Interest Cost                     215    212    154
Net Amortization and Deferral      25     17     24
----------------------------------------------------
  Net Periodic Post-Retirement
   Benefit Cost                 $ 261  $ 866  $ 217
====================================================


13. RESTRUCTURING CHARGE
     In the second quarter 1996, the Corporation recorded a pretax restructuring charge of $1,102,000 or $727,000 after tax or $.26 per share. The charge resulted primarily from costs associated with closing eight financial centers in the process of rebuilding the retail delivery system. At December 31, 1996, a restructuring liability of $420,000 was recorded which represents the costs to close two remaining financial centers.
     During the third and fourth quarters of 1995, the Corporation implemented a restructuring program designed to enhance productivity and effectiveness.
The restructuring effort resulted in a pretax charge of $2,278,000 or $1,634,000 after tax or $.58 per share. This charge consists of $1,604,000 which reflects the severance costs resulting from an early retirement package offered to employees who met the minimum requirement based on age and years of service, and $674,000 which reflects the excess of purchase price over assets acquired relating to earlier acquisitions. The severance relates to 39 employees whose positions were eliminated or redefined due to the re-engineering of the Corporation.

14. FEDERAL INCOME TAX
     The items comprising the provision for Federal income tax are as follows:




(IN THOUSANDS)                                    1996      1995      1994
----------------------------------------------------------------------------
Current Tax Provision                           $ 3,360    $2,832    $3,023
Deferred Tax Benefit                             (1,223)     (680)      (36)
----------------------------------------------------------------------------
  Provision for Federal Income Tax              $ 2,137    $2,152    $2,987
============================================================================

The provision for Federal income tax differs from the amount computed by applying the U.S. Federal income tax rate (34%) due principally to the following:


(IN THOUSANDS)                                   1996      1995      1994
----------------------------------------------------------------------------

Provision for Federal Income
  Tax at the Statutory Rate                    $ 2,428    $2,301    $3,258
Tax Exempt Interest                               (433)    (485)     (422)
Goodwill Amortization                              149       301       126
Other, Net                                          (7)       35        25
----------------------------------------------------------------------------
  Provision for Federal
    Income Tax                                 $ 2,137    $2,152    $2,987
============================================================================

The components of the net deferred income tax asset at December 31, 1996 and 1995 are summarized as follows:


(IN THOUSANDS)                                         1996         1995
--------------------------------------------------------------------------
Deferred Income Tax Liabilities:
  Depreciation and Basis Difference                    $386         $528
  Net Accretion on Bond Discount                         29           92
  Deferred Loan Origination Costs and
    Servicing Rights, Net                               344          135
  Premium on Core Deposits and Goodwill                 238          691
  Unrealized Gains on Securities
    Available for Sale                                   --          849
  Other                                                  31           31
--------------------------------------------------------------------------
    Total Gross Deferred Tax Liabilities              1,028        2,326
--------------------------------------------------------------------------
Deferred Income Tax Assets:
  Reserve for Possible Loan Losses                   (2,097)      (1,338)
  Deferred Directors Fees                              (380)        (386)
  Post-Retirement Benefits Other than Pensions         (893)        (849)
  Unrealized Losses on Securities
    Available for Sale                                 (347)          --
  Other                                                (349)        (127)
--------------------------------------------------------------------------
    Total Gross Deferred Tax Assets                  (4,066)      (2,700)
--------------------------------------------------------------------------
  Net Deferred Tax Asset                           $ (3,038)       $(374)
==========================================================================

     There was no valuation allowance necessary during 1996 or 1995.

15. OFF-BALANCE SHEET TRANSACTIONS
     In the normal course of business, there are various commitments outstanding to meet the financial needs of the Corporation's customers, which are not reflected in the financial statements. Loan commitments are made to accommodate the financial needs of customers of the subsidiary banks. Historically, the majority of the commitments have not been drawn upon, and therefore do not necessarily represent future cash requirements. Standby letters of credit commit the Banks to make payments on behalf of customers when certain specified future events occur. The Corporation does not expect, in the normal course of business, to be required to fund these commitments. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, and to potential credit loss associated with letters of credit, is represented by the contractual amount of those instruments. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. Outstanding commitments for unused lines-of-credit amounted to $68,954,000 and $90,268,000 as of December 31, 1996 and 1995, respec-tively. At December 31, 1996 and 1995, the Corporation had standby letters of credit outstanding of $2,234,000 and $1,506,000 respectively. The Corporation had outstanding commitments for construction real estate mortgage loans of $18,341,000 and $19,138,000 as of December 31, 1996 and 1995. Most of the loan commitments and standby letters of credit at December 31, 1996 expire one year from their contract date, none of which extend for more than five years. Overall, concentrations of credit for loan commitments and standby letters of credit are to customers located primarily in local areas served by the subsidiary banks, all of which are in the central and northwest regions of Michigan's lower peninsula.

16. RESTRICTIONS ON SUBSIDIARIES' DIVIDENDS AND LOANS OR ADVANCES
     Michigan banking laws and regulations place restrictions on dividends paid by the Corporation's subsidiary banks. In 1997, the subsidiary banks may distribute dividends to the Corporation of approximately $15,900,000 plus their 1997 net income without prior approval of the regulatory agencies.
     In addition, the ability of each subsidiary bank to pay dividends to the Corporation can be further restricted as a result of regulatory policies and guidelines relating to dividend payments and capital adequacy. The subsidiary banks are also subject to restrictions as provided by State and Federal banking laws that limit the transfer of funds to the Corporation in the form of loans or extensions of credit.

17. EMPLOYEE STOCK OPTION PLAN AND NON-QUALIFIED STOCK OPTION PLAN FOR INDEPENDENT DIRECTORS
     In 1992, the shareholders of the Corporation approved an Employee Stock Option Plan (the "Stock Plan") for key employees of the Corporation and its subsidiary banks. The Corporation accounts for the Stock Plan under APB Opinion No. 25, under which no compensation cost has been recognized. The Stock Plan authorizes the granting of incentive and non-qualified stock options up to an aggregate of 150,000 shares of common stock to such officers and employees of the Corporation and its subsidiaries as determined by a committee of the Board of Directors. The committee selects the officers and employees to whom options are to be granted and the number of shares and type of options to be granted. The options will have an exercise price of not less than 100% of the fair market value of the Corporation's common stock on the grant date and cannot be exercised more than 10 years from the date of the grant. All options under this plan become fully vested after one year from the grant date provided the employee is still employed by the Corporation or its subsidiaries. Once an option is vested, it becomes exercisable at the rate of one-third per year. As of December 31, 1996, 14,448 options are exercisable.
     A summary of the transactions of the Stock Plan for the years ended December 31, 1996, 1995 and 1994 follows:


----------------------------------------------------------------------------------
                                       1996               1995               1994
----------------------------------------------------------------------------------
Number of shares under
  stock options:
Outstanding at
  beginning of year                  31,482             24,110             15,000
Granted                                  --             15,698             12,310
Exercised                                --                 --                 --
Canceled                             (3,537)            (8,326)            (3,200)
----------------------------------------------------------------------------------
Outstanding at end of year           27,945             31,482             24,110
==================================================================================
Prices of shares under
  stock options:
  granted during year                    --    2,500 at $30.50   12,310 at $34.00

                                             13,198 at $31.125
----------------------------------------------------------------------------------
  Exercised during year                  --                 --                 --
----------------------------------------------------------------------------------
  Canceled during year      1,000 AT $33.25    3,100 at $33.25    3,200 at $33.25
----------------------------------------------------------------------------------
                            1,043 AT $34.00    3,234 at $34.00                 --
                           1,494 AT $31.125   1,992 at $31.125                 --
----------------------------------------------------------------------------------
  Outstanding at            7,700 AT $33.25    8,700 at $33.25   11,800 at $33.25
    end of year             8,033 AT $34.00    9,076 at $34.00   12,310 at $34.00
                            2,500 AT $30.50    2,500 at $30.50                 --
                           9,712 AT $31.125  11,206 at $31.125                 --
==================================================================================


     In addition, the shareholders of the Corporation approved a Non-Qualified Stock Option and Deferred Compensation Plan for Independent Directors (the "Director Plan"). An independent director is a person serving as a director of the Corporation or one of its subsidiaries who is not otherwise employed by the Corporation or one of its subsidiaries. Under the Director Plan, 50,000 shares of common stock have been reserved for issuance by the Corporation for non-qualified stock options granted to independent directors. Each independent director of the Corporation or one of its subsidiaries who elects to defer all or part of total compensation received as a director of the Corporation and its subsidiaries under this plan will be granted stock options equal to the amount of compensation deferred divided by the fair market value of a share of common stock determined as of the grant date, rounded up to the nearest whole share. All stock options granted under the Director Plan will have an exercise price equal to 100% of the fair market value of the Corporation's common stock on the grant date. All options are fully vested when granted, but cannot be exercised until the director is no longer serving as a director of the Corporation or its subsidiaries. As of December 31, 1996, 2,937 options are exercisable.

A summary of the transactions of the Director Plan for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                1996            1995            1994
----------------------------------------------------------------------
Number of shares under
 stock options:
Outstanding at
 beginning of year            16,195          11,039          6,023
Granted                        6,590           5,256          5,402
Exercised                         --              --             --
Canceled                          --            (100)          (386)
----------------------------------------------------------------------
Outstanding at
 end of year                  22,785          16,195         11,039
======================================================================
Prices of shares under
 stock options:
granted during the year     6,590 AT           5,256 at       5,402 at
                             $31.125          $34.00         $33.25
----------------------------------------------------------------------
Exercised during year             --              --             --
----------------------------------------------------------------------
Canceled during year              --             100 at         231 at
                                              $21.00         $21.00
                                                                155 at
                                                             $33.25
----------------------------------------------------------------------
Outstanding at              5,692 AT           5,692 at       5,792 at
 end of year                  $21.00          $21.00         $21.00
                            5,247 AT           5,247 at       5,247 at
                              $33.25          $33.25         $33.25
                            5,256 AT           5,256 at          --
                              $34.00          $34.00
                            6,590 AT
                             $31.125
======================================================================

     The Corporation has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Stock and Director Plans ("Plans") within the accompanying consolidated statements of income. Had compensation expense for the Plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Corporation's pro forma net income and pro forma net income per common share would have been reduced to the amounts indicated below:


(DOLLAR AMOUNTS IN THOUSANDS)            1996    1995
------------------------------------------------------
Pro forma net income:
  As reported                           $5,004  $4,616
  SFAS No. 123 pro forma                 4,933   4,519
Pro forma net income per common share:
  As reported                             1.79    1.65
  SFAS No. 123 pro forma                  1.76    1.61


     The weighted average fair value of options granted in 1995 and 1996 is $6.25 and $5.60, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 1995 and 1996 grants: risk-free rate of interest of 7.09% and 6.68%, respectively; dividend yield of 3.82%; and expected lives of 10 years.

18. LITIGATION AND
CONTINGENT LIABILITIES
     The Corporation is party to routine litigation arising in the normal course of business. In the opinion of management, the liabilities arising from these proceedings, if any, will not be material to the Corporation's financial position or results of operations.

19. PARENT COMPANY
FINANCIAL STATEMENTS
     The financial statements of the parent company, CB Financial Corporation, are contained on pages 51-52 and are incorporated herein by reference. These financial statements include the balance sheet, statement of income and statement of cash flows.

20. REGULATORY CAPITAL
     The Corporation and its bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements triggers certain mandatory, and possibly additional discretionary, actions by regulations that could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These minimum amounts and ratios of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital to average assets (as defined) are set forth in the Table on page 48. The Corporation's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting and other factors.

21. SUBSEQUENT EVENT
     On January 27, 1997, CB Financial Corporation, a Michigan corporation (the "Company"), and Citizens Banking Corporation, a Michigan corporation ("Citizens"), entered into an Agreement and Plan of Merger, dated as of January 27, 1997 (the "Merger Agreement"). The Merger Agreement provides for the merger ("Merger") of a wholly-owned subsidiary of Citizens with and into the Company, as a result of which the Company will become a wholly-owned subsidiary of Citizens, subject to, among other customary conditions, the affirmative vote of a majority of the outstanding voting shares of the Company and Citizens and various regulatory approvals. Pursuant to the Merger Agreement, each outstanding share of the Company's commons stock, par value $7.50 per share, will be exchanged for 1.489 shares of Citizens common stock. The transaction will be accounted for as a pooling of interests and is anticipated to be tax-free for Federal income tax purposes. It is currently expected to be completed by the end of the second quarter of 1997.

REGULATORY CAPITAL
                                                                                                             TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                            FOR CAPITAL                   PROMPT CORRECTIVE
                                                       ACTUAL             ADEQUACY PURPOSES               ACTION PROVISIONS
                                                   --------------    ---------------------------   --------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)                      AMOUNT   RATIO      AMOUNT           RATIO         AMOUNT             RATIO
------------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1996:
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):(1)
Consolidated                                       $74,742  12.91%   > $46,328        > 8.00%      > $57,910           > 10.00%
                                                                     -                -            -                   -
City Bank and Trust                                 49,130  17.66    >  22,256        > 8.00       >  27,820           > 10.00
                                                                     -                -            -                   -
City Bank                                           14,235   8.95    >  12,724        > 8.00       >  15,905           > 10.00
                                                                     -                -            -                   -
CB North                                            13,716   9.37    >  11,705        > 8.00       >  14,632           > 10.00
                                                                     -                -            -                   -
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS):(1)
Consolidated                                        68,673  11.86    >  23,164        > 4.00       >  34,746           >  6.00
                                                                     -                -            -                   -
City Bank and Trust                                 46,776  16.81    >  11,128        > 4.00       >  16,692           >  6.00
                                                                     -                -            -                   -
City Bank                                           12,247   7.70    >   6,362        > 4.00       >   9,543           >  6.00
                                                                     -                -            -                   -
CB North                                            11,989   8.19    >   5,853        > 4.00       >   8,779           >  6.00
                                                                     -                -            -                   -
TIER 1 CAPITAL (TO AVERAGE ASSETS):(2)
Consolidated                                        68,673   8.32    >  33,032        > 4.00       >  41,290           >  5.00
                                                                     -                -            -                   -
City Bank and Trust                                 46,776  10.22    >  18,299        > 4.00       >  22,874           >  5.00
                                                                     -                -            -                   -
City Bank                                           12,247   5.64    >   8,691        > 4.00       >  10,864           >  5.00
                                                                     -                -            -                   -
CB North                                            11,989   6.76    >   7,099        > 4.00       >   8,874           >  5.00
                                                                     -                -            -                   -
(1) RISK-WEIGHTED ASSETS:
Consolidated                                       579,097
City Bank and Trust                                278,203
City Bank                                          159,049
CB North                                           146,315
(2) AVERAGE RISK-WEIGHTED ASSETS:
Consolidated                                       825,808
City Bank and Trust                                457,471
City Bank                                          217,284
CB North                                           177,482
AS OF DECEMBER 31, 1995:
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):(1)
Consolidated                                        69,806  16.59    >  33,661        > 8.00       >  42,076           > 10.00
                                                                     -                -            -                   -
City Bank and Trust                                 48,671  23.36    >  16,670        > 8.00       >  20,838           > 10.00
                                                                     -                -            -                   -
City Bank                                           13,746  11.59    >   9,492        > 8.00       >  11,864           > 10.00
                                                                     -                -            -                   -
CB North                                            10,944  11.12    >   7,872        > 8.00       >   9,840           > 10.00
                                                                     -                -            -                   -
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS):(1)
Consolidated                                        65,873  15.66    >  16,831        > 4.00       >  25,246           >  6.00
                                                                     -                -            -                   -
City Bank and Trust                                 46,757  22.44    >   8,335        > 4.00       >  12,503           >  6.00
                                                                     -                -            -                   -
City Bank                                           12,710  10.71    >   4,746        > 4.00       >   7,119           >  6.00
                                                                     -                -            -                   -
CB North                                             9,961  10.12    >   3,936        > 4.00       >   5,904           >  6.00
                                                                     -                -            -                   -
TIER 1 CAPITAL (TO AVERAGE ASSETS):(2)
Consolidated                                        65,873   9.44    >  27,912        > 4.00       >  34,890           >  5.00
                                                                     -                -            -                   -
City Bank and Trust                                 46,757  11.98    >  15,612        > 4.00       >  19,515           >  5.00
                                                                     -                -            -                   -
City Bank                                           12,710   7.43    >   6,843        > 4.00       >   8,553           >  5.00
                                                                     -                -            -                   -
CB North                                             9,961   6.71    >   5,938        > 4.00       >   7,423           >  5.00
                                                                     -                -            -                   -
(1) RISK-WEIGHTED ASSETS:
Consolidated                                       420,764
City Bank and Trust                                208,377
City Bank                                          118,644
CB North                                            98,404
(2) AVERAGE RISK-WEIGHTED ASSETS:
Consolidated                                       697,807
City Bank and Trust                                390,292
City Bank                                          171,063
CB North                                           148,450

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CB Financial Corporation:
     We have audited the accompanying consolidated balance sheet of CB FINANCIAL CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statement of income, changes in shareholders' equity and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of CB Financial Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CB Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, effective January 1, 1994, CB Financial Corporation changed its method of accounting for certain investments in debt and equity securities.


/s/ Arthur Andersen LLP

Detroit, Michigan,
February 4, 1997.

                              REPORT OF MANAGEMENT

     Management is responsible for the accompanying financial statements and all other financial information appearing in this Form 10-K Report. In the opinion of management, the financial statements have been prepared in conformity with generally accepted accounting principles and include amounts which of necessity are based on management's best estimates and judgements with due consideration for materiality. The other financial information herein is consistent with that in the financial statements.
     The Corporation maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded, that transactions are processed in accordance with the Corporation's authorization and policies, and that transactions are properly recorded to permit preparation of financial statements that fairly present the financial position and results of operations in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that the cost of internal accounting control systems should not exceed the related benefits. Management believes the Corporation's internal control system provides the appropriate balance between costs of such controls and the related benefits. In addition, the internal accounting controls are augmented by a written code of conduct under which employees are to maintain high levels of ethical business standards and an organizational structure providing for segregation of duties and responsibilities.
     In order to monitor compliance with this system of controls, the Corporation maintains an extensive internal audit program. Internal audit reports are issued to appropriate officers and significant audit exceptions, if any, are reviewed with management and the Audit Committee of the Board of Directors.
     The Board of Directors, through the Audit Committee comprised solely of outside directors, oversees management's discharge of its financial reporting responsibility. The Audit Committee meets periodically with management as well as internal and external independent auditors to assure that the Committee is carrying out its responsibility to assess the scope of the annual audit plan, to review the status and results of audits, to review the Form 10-K Report including major changes in accounting policies and reporting practices.
     The financial statements in the Form 10-K Report have been audited by the Corporation's independent public accountants, Arthur Andersen LLP, for the purpose of determining that the financial statements are presented fairly. As part of their audit of the Corporation's financial statements, Arthur Andersen LLP considered the Corporation's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

           BALANCE SHEET AND STATEMENT OF INCOME (PARENT COMPANY ONLY)


BALANCE SHEET
                                                                                      AS OF DECEMBER 31,
(IN THOUSANDS)                                                                        1996        1995
---------------------------------------------------------------------------------------------------------
ASSETS:
Money Market Assets                                                                 $   2,244   $   1,790
Securities Available for Sale                                                              --         144
Investment in Subsidiaries                                                             79,225      80,952
Receivables from Subsidiaries                                                              --       1,000
Other Assets                                                                              628         342
---------------------------------------------------------------------------------------------------------
 Total Assets                                                                       $  82,097   $  84,228
=========================================================================================================
LIABILITIES:
Note Payable                                                                        $   2,375   $   4,275
Dividend Payable                                                                          840         840
Accrued Expenses and Other Liabilities                                                  2,103       1,655
---------------------------------------------------------------------------------------------------------
 Total Liabilities                                                                      5,318       6,770
---------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Preferred Stock--no par value, 100,000 shares authorized, none outstanding                 --          --
Common Stock--$7.50 par value, 5,000,000 shares authorized, 2,801,053
  shares outstanding                                                                   21,008      21,008
Capital Surplus                                                                         8,073       8,073
Undivided Profits                                                                      48,372      46,730
Unrealized Gains (Losses) on Securities Available for Sale, Net of Tax Effect            (674)      1,647
---------------------------------------------------------------------------------------------------------
 Total Shareholders' Equity                                                            76,779      77,458
---------------------------------------------------------------------------------------------------------
 Total Liabilities and Shareholders' Equity                                         $  82,097   $  84,228
=========================================================================================================


STATEMENT OF INCOME
                                                             FOR THE YEAR ENDED DECEMBER 31,
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)        1996           1995        1994
--------------------------------------------------------------------------------------------
Income on Money Market Assets                         $      37      $      61   $      10
Income on Securities Available for Sale                       3              4          65
Interest Expense                                            233            327         453
--------------------------------------------------------------------------------------------
  Net Interest Income (Expense)                            (193)          (262)       (378)
--------------------------------------------------------------------------------------------
Non-Interest Income                                         163             18         814
--------------------------------------------------------------------------------------------
Non-Interest Expenses:
  Salaries and Employee Benefits                          4,138          2,788       2,542
  Restructuring Charge                                      241            457          --
  Other Operating Expenses                                2,209          1,721       1,400
-------------------------------------------------------------------------------------------
 Total Non-Interest Expenses                              6,588          4,966       3,942
-------------------------------------------------------------------------------------------
Operating Loss before Provision for Federal Income Tax   (6,618)        (5,210)     (3,506)
Benefit from Federal Income Tax                          (2,254)        (1,776)     (1,219)
-------------------------------------------------------------------------------------------
Operating Loss before Earnings of Subsidiaries           (4,364)        (3,434)     (2,287)
Equity in Earnings of Subsidiaries                        9,368          8,050       8,881
-------------------------------------------------------------------------------------------
  Net Income                                          $   5,004      $   4,616   $   6,594
===========================================================================================
Per Share Data:
  Net Income                                          $    1.79      $    1.65   $    2.35
Average Number of Shares Outstanding                  2,803,364      2,803,437   2,803,158

                 STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY)


                                                                       FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS)                                                            1996       1995      1994
------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash on Deposit with Subsidiary Bank:
Cash Flows from Operating Activities:
   Dividends Received from Subsidiaries                                 $ 9,837    $ 6,763   $ 8,759
   Cash Received from Subsidiaries for Income Taxes                       5,343      4,538     4,316
   Income Taxes Paid                                                     (3,310)    (2,728)   (3,086)
   Cash Paid to Suppliers and Employees                                  (6,147)    (4,238)   (3,644)
   Income Received                                                          106         64       157
   Interest Paid                                                           (259)      (353)     (470)
------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                         5,570      4,046     6,032
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Proceeds from Sales of Securities Available for Sale                     146         23     6,173
   Purchase of Securities Available for Sale                                 --         --    (4,027)
------------------------------------------------------------------------------------------------------
        Net Cash Provided by Investing Activities                           146         23     2,146
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Cash Dividends Paid                                                   (3,362)    (3,361)   (3,361)
   Repayment of Note Payable                                             (1,900)    (1,900)   (1,900)
------------------------------------------------------------------------------------------------------
        Net Cash (used) by Financing Activities                          (5,262)    (5,261)   (5,261)
------------------------------------------------------------------------------------------------------
        Net Increase (Decrease) in Cash                                     454     (1,192)    2,917
        Cash and Cash Equivalents at Beginning of Year                    1,790      2,982        65
------------------------------------------------------------------------------------------------------
        Cash and Cash Equivalents at End of Year                        $ 2,244    $ 1,790   $ 2,982
======================================================================================================

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:
Net Income                                                              $ 5,004    $ 4,616   $ 6,594
Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
   Security Gains                                                           (97)      (18)      (731)
   Increase in Investment in Subsidiaries                                (1,531)     (287)    (1,772)
   (Increase) Decrease in Receivables from Subsidiaries                   1,000    (1,000)     1,657
   Increase in Accrued Expenses and Other Liabilities                       253       714        487
   (Increase) Decrease in Other Assets                                      941        21       (203)
------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                       $ 5,570   $ 4,046    $ 6,032
======================================================================================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Reference is made to Part I of this Annual Report on Form 10-K for information as to the executive officers of the Corporation.

DIRECTORS AND EXECUTIVE OFFICERS
     The following table sets forth certain information regarding the directors of the Corporation. The information is based in part on information supplied by such persons.


     NAME AND AGE              PRINCIPAL OCCUPATION
                                    LAST 5 YEARS                            DIRECTOR SINCE

                        DIRECTORS WHOSE TERMS EXPIRE IN 1997

Douglas L. Burdick, 60  Private Investor (Jackson, Michigan)                     1981

James N. Franklin, 47   Vice President-General Manager,                          1995
                        The Worthington Steel Company, flat rolled
                        steel sales and processing (Jackson, Michigan)

Sherwood M. Furman, 60  President, Furman's, Inc., retail clothing store         1991
                        (Jackson, Michigan)
Steven W. Seely, 46     President and Chief Operating                            1995
                        Officer of the Corporation(1)


                        DIRECTORS WHOSE TERMS EXPIRE IN 1998

Harold P. Andrews, 64  Chairman, President and Chief Executive Officer,          1995
                       CM Ventures Ltd., investments
                       (Jackson, Michigan)(2)
Brian D. Bell, 59      Chairman and Chief Executive Officer of the               1983
                       Corporation; President and Chief Executive Officer
                       of City Bank and Trust
Alvin L. Glick, 70     Chairman of the Board and Chief Executive Officer,        1990
                       Alro Steel Corporation, a steel service center
                       (Jackson, Michigan)
Monte R. Story, 65     Chairman of the Board, Farhat, Story and                  1984
                       Kraus, P.C., attorneys (East Lansing, Michigan)


                       DIRECTORS WHOSE TERMS EXPIRE IN 1999

Stephen J.
Lazaroff, 43           President, Diversified Precision Products, Inc.,          1993
                       manufacturer of specialty cutting tools
                       (Spring Arbor, Michigan)

Philip G. Miller, 50   President, Miller Tool & Die Co., special                 1993
                       machining and manufacturing (Jackson, Michigan)

(1) Prior to 1995, Mr. Seely was Vice President of NBD Bancorp, Inc., Detroit, Michigan (now First Chicago NBD Corporation, Chicago, Illinois).

(2) Prior to 1994, Mr. Andrews was Chairman and Chief Executive Officer of Camshaft Machine Co., a manufacturer of automotive parts in Jackson, Michigan.

     Reference is made to Part I of this Form 10-K for information regarding the executive officers of the Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and certain officers and persons who own more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Corporation's common stock and other equity securities. These officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Corporation with copies of these reports.
     To the Corporation's knowledge, based solely on review of copies of such reports furnished to the Corporation and written representations that no other reports were required, during the fiscal year ended December 31, 1996 all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except that one report with respect to one transaction was filed late on behalf of Mr. Flanders.


ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
     The following table presents, for the fiscal years shown, the annual, long term and other compensation paid to or accrued for the Corporation's Chief Executive Officer and its other executive officers whose 1996 salary and bonus exceeded $100,000 (the "Named Executive Officers").


                                                                     LONG-TERM
                                                                    COMPENSATION
                                                                       AWARDS
-----------------------------------------------------------------------------------------------
                                           ANNUAL COMPENSATION      SECURITIES    ALL OTHER
NAME AND                              SALARY                         UNDERLYING   COMPENSATION
PRINCIPAL POSITION        YEAR          ($)          BONUS ($) (1)  OPTIONS (#)     ($) (2)
-----------------------------------------------------------------------------------------------
Brian D. Bell             1996        207,000            50,000           -0-        19,121
Chairman and CEO of       1995        200,000               -0-         5,180        19,207
CB Financial Corporation  1994        195,385            42,000         5,425        19,240

Steven W. Seely(3)        1996        170,800            33,000           -0-        10,514
President and COO of      1995        143,795               -0-         2,500           -0-
CB Financial Corporation

James E. Burtch(3)        1996         87,915            12,795           -0-        11,071
President and CEO of
City Bank

Francis B. Flanders(3)    1996         98,846            14,250           -0-        11,451
Chairman, President and
CEO of CB North

(1) Cash bonuses under the Short Term Executive Incentive Compensation Plan for services rendered in fiscal years 1996, 1995 and 1994 have been shown in the year earned, but were actually paid in the following fiscal year.

(2) The amounts shown for 1996 include (i) contributions by the Corporation made for the account of the Named Executive Officer to the Corporation's Money Purchase Pension Plan equal to 8% of qualifying salary and bonus, and (ii) matching contributions made by the Corporation for the account of the Named Executive Officer to the Corporation's 401(k) Plan equal to 1.5%, with a maximum of 6%, of salary deferred by the Named Executive Officer, as set forth below.


                         MONEY PURCHASE
NAME                 PENSION PLAN AND OTHER   401(k) PLAN
----                 ----------------------   -----------
Brian D. Bell              $16,976               $2,145
Steven W. Seely              8,523                1,991
James E. Burtch             11,071                  -0-
Francis B. Flanders          9,968                1,483


Also included for Mr. Burtch is $2600 in life insurance premiums paid by the Corporation for a policy the beneficiaries of which are designated by Mr. Burtch.

(3) Mr. Seely became an executive officer of the Corporation in 1995. Messrs. Burtch and Flanders became executive officers of the Corporation in 1996.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES
     The following table presents information about stock options held by the Named Executive Officers at December 31, 1996.


                                NUMBER OF        VALUE OF UNEXERCISED
                                UNEXERCISED      IN-THE-MONEY
                                OPTIONS/SARS AT  OPTIONS/SARS AT FY-
                                FY-END (#)       END ($) (1)
                                -------------------------------------
                                EXERCISABLE/     EXERCISABLE/
           NAME                 UNEXERCISABLE    UNEXERCISABLE
           ----------------------------------------------------------
           Brian D. Bell        10,544/5,261       33,222/22,080
           Steven W. Seely       833/1,667          4,840/9,685
           James E. Burtch        332/664           1,721/3,443
           Francis B. Flanders  3,141/1,717        10,100/7,402


(1) The value shown is based on the market bid price of the Corporation's common stock on December 31, 1996 of $36.00 net of the option exercise price.

EMPLOYMENT AND SUPPLEMENTAL RETIREMENT BENEFIT AGREEMENTS
     The Company has entered into an Employment Agreement with Brian D. Bell (the "Employment Agreement") with a term beginning on October 22, 1996 and ending on September 1, 1999 and which provides for the payment of a salary of not less than $136,377 per year. Mr. Bell is also eligible to participate in any other compensation and benefit plans generally available to executive employees of the Corporation of like grade and salary, including, but not limited to, retirement plans, group life, disability, accidental death and dismemberment, travel and accident, health and dental insurance plans and stock option plans. The Employment Agreement also provides for Mr. Bell's use of an automobile, which shall be transferred to Mr. Bell upon the expiration of the term of the Employment

Agreement or termination of Mr. Bell's employment following a change in control or for any reason other than cause. The Employment Agreement provides that if there is a change in control and either (a) Mr. Bell's employment is terminated by the Corporation other than with cause; or (b) Mr. Bell resigns from his employment following a material change in his title, authorities or duties in effect immediately prior to the change in control, a reduction in his compensation or benefits, or a change in his principal place of employment without his consent to a city, different from the city which is the principal place of his employment immediately prior to the change in control, then Mr. Bell is entitled to receive his salary then in effect, but in no event no less than $136,377 per year for the remainder of the term of his Employment Agreement. Mr. Bell is also entitled to actively participate in the Corporation's other compensation and benefit plans.
     The Employment Agreement defines change in control as follows: (1) five days before expiration of a tender offer or exchange offer that would have the effect of giving a person, entity or group beneficial ownership of 25% of more of the Corporation's voting stock; (2) consummation of a merger, consolidation or sale of substantially all of the assets of the Corporation approved by its shareholders; (3) the acquisition of beneficial ownership of 25% or more of the Corporation's voting stock by a person, entity or group; or (4) a change in composition of a majority of the Board of Directors in any period of two consecutive years without certain approval of or participation by the Board in such change.
     The Corporation has also entered into a Supplemental Retirement Benefit Agreement (the "Retirement Agreement") with Mr. Bell. The Retirement Agreement provides an annual retirement benefit on or after age 62 equal to 10 percent of Mr. Bell's final average compensation. Under the Retirement Agreement, compensation is the average annual compensation for any three calendar years falling within the final five years of employment that results in the highest average amount, and compensation is determined by reference to base salary and incentive bonus awards during a calendar year. The estimated annual benefit payable to Mr. Bell should he retire at age 62 will be an annual amount equal to $28,500. No other executive officer is covered by the Retirement Agreement.

CHANGE OF CONTROL AGREEMENT
     The Corporation has entered into a Change of Control Agreement (the "Control Agreement") with Steven W. Seely. Under the Control Agreement, if Mr. Seely is involuntarily terminated other than for cause, if his duties are or his principal place of employment is changed or if his compensation is reduced during a period of up to two years following a change of control of the Corporation, the Corporation will pay Mr. Seely a specified severance amount. Under the Control Agreement, the severance amount will equal two times the greater of Mr. Seely's annual base salary upon the change of control or upon termination, plus continuation of coverage by the Corporation's medical and dental insurance plans for 24 months. The Control Agreement defines change of control as the occurrence of any one of the following: (i) a person or group acquires beneficial ownership of 30% or more of the voting power of the Corporation's outstanding securities; (ii) as a result of any one of certain business combination or acquisition transactions, a majority of the Board of Directors changes; (iii) as the result of a business combination transaction, less than 70% of the Corporation's voting securities are owned by former non-affiliate shareholders of the Corporation; and (v) the Corporation transfers substantially all of its assets to another corporation which is not a wholly owned subsidiary of the Corporation.

EXECUTIVE'S DEFERRED COMPENSATION PLAN
     The Corporation has entered into an Executive's Deferred Compensation Plan (the "Deferred Plan") with James E. Burtch which provides for the payment by the Corporation of a benefit upon retirement of $2,000 per month for life or 180 months, whichever is longer. Mr. Burtch's retirement date for purposes of the Deferred Plan is December 22, 1999. If Mr. Burtch's employment is terminated for reasons other than death or total and permanent disability prior to his normal retirement date, with or without cause, voluntarily or involuntarily, and if such termination was not due to fraudulent or dishonest conduct by Mr. Burtch, the Corporation is required to pay Mr. Burtch a pro rata portion of the post-retirement benefits provided for in the Deferred Plan beginning at his normal retirement date.

DIRECTOR COMPENSATION
     Non-employee directors of the Corporation receive $500 per Board meeting attended, $400 for each committee meeting attended (committee chairmen receive $500 for each meeting attended) and a $2,500 annual retainer.

     Under the Non-Qualified Stock Option and Deferred Compensation Plan for Independent Directors (the "Director Plan"), non-employee directors may annually elect to defer all or part of their directors' fees. If a director elects to defer fees under the Director Plan, amounts deferred are converted each May 1 into an option to purchase the number of shares of common stock of the Corporation equal to the total amount of fees deferred during the preceding twelve month period divided by the fair market value of a share of common stock on May 1. A director who participates in the Director Plan is credited annually with an amount representing dividends on the total amount of options granted together with interest on such dividend earnings. Amounts deferred are payable after a director reaches mandatory retirement age. Options are not exercisable until the director no longer serves as a director of the Corporation.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
     The Compensation Committee of the Board of Directors ("Committee"), composed of four non-employee directors, is responsible for establishing the base salaries of the Corporation's Chairman and Chief Executive Officer ("CEO"), Mr. Bell, as well as the Corporation's other executive officers. The Committee is also responsible for establishing and administering the terms and policies of the Corporation's incentive compensation plan and Stock Option Plan.

     1. Compensation Principles
     The Corporation's executive compensation program is designed to be closely linked to corporate performance. To this end, the Corporation has developed an overall compensation strategy and specific compensation plans that tie a significant portion of executive compensation to the Corporation's success in meeting specified performance goals. The overall objectives of this strategy are to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent to the Corporation's business strategies, to provide a compensation package that recognizes individual contributions as well as overall business results, and to link executive and shareholder interests through equity based plans.
     Each year the Committee reviews the Corporation's executive compensation program. This review includes comparing the Corporation's executive compensation, return on average assets, return on average equity, growth of assets and overall corporate performance to peer groups of financial institutions and financial institution holding companies, including those that represent the Corporation's most direct competitors for executive talent. The peer groups used for compensation analysis are generally not the same as the peer group index in the Performance Graph set forth below. The Committee believes that the Corporation's most direct competitors for executive talent are not necessarily all of the companies included in peer groups reviewed to compare shareholder returns. The annual compensation reviews permit an ongoing evaluation of the link between the Corporation's performance and its executive compensation in the context of the compensation programs of other comparable companies.
     The Committee determines the compensation of the CEO, Mr. Bell, and other executive officers and sets policies for and reviews the compensation awarded to other corporate and affiliate officers. This is designed to insure consistency throughout the executive compensation program.
     The key elements of the Corporation's 1996 executive compensation consisted of base salary and the opportunities for annual incentive bonuses and stock option grants. The Committee's policies with respect to each of these elements, including the basis for the compensation awarded to Mr. Bell, are discussed below. In addition, while the elements of the compensation described below are considered separately, the Committee takes into account the full compensation package afforded by the Corporation to the individuals, including pension, insurance and other benefits.

     2. Base Salaries
     The base salaries for executive officers are determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive market place for executive talent, including a comparison to base salaries for comparable positions at peer companies. The Committee generally seeks to set executive officer salary levels approximately at the median of the range of executive salaries paid by peer companies.

     Annual salary adjustments are determined by evaluating the performance of the Corporation and of each executive officer and also take into account new responsibilities. In the case of officers with responsibility for a particular bank subsidiary, such subsidiary's financial results are also considered. Performance measures considered by the Committee include, as appropriate and without specific weighting, growth of assets, quality of loan portfolio, capital position and relations with customers and employees.
     With respect to the base salary paid to Mr. Bell in 1996, the Committee considered a comparison of the base salaries of chief executive officers of peer companies and its assessment of Mr. Bell's individual performance. As a result of this review, Mr. Bell's annual base salary for 1996 was increased from $200,000 to $214,000, with the increase taking effect July 1, 1996 such that Mr. Bell received a salary of $207,000 for 1996. In particular, the Committee's review of Mr. Bell's salary took into account the fact that the adjustment resulted in a salary approximately at the peer group average. Further, in addition to the general performance measures noted above, the Committee also based the adjustment on its particular consideration of the added burdens and responsibilities placed on Mr. Bell in implementing the Corporation's restructuring process during 1995 and 1996 and recognition that the Corporation's performance had begun to improve as a result.

     3. Incentive Bonuses
     Executive officers are eligible to receive an annual cash bonus under the Corporation's short term incentive compensation plan. The plan seeks to give participants an incentive to improve the overall profitability and growth of each of the Corporation's subsidiary banks and to compensate executives who contribute by their ability, industry and ingenuity to the management and successful operation of the Corporation's subsidiaries.
     Each year the Committee determines the executives who are eligible to participate in the incentive compensation plan for that year, the percentage of salary that each executive might receive as an incentive if, in the judgment of the Committee, performance measures are achieved, the threshold and target levels of the performance measures and the relative importance of the performance measures. Generally, if the executive officers qualify for bonuses, the bonuses can range between 10% and 50% of annual salary depending on the executive's level of responsibility and a discretionary evaluation of his or her individual performance.
     In 1996, the performance measures utilized were return on assets, return on equity, earnings per share, efficiency ratio, and assets (in millions of dollars) per employee, each weighted equally. The target levels of the foregoing performance measures under the plan have historically been set by the Committee above peer group averages. For 1996 only, however, the Committee deemed the special circumstances of the Corporation's restructuring and the beginning of its improved performance resulting therefrom to warrant adjustment of target levels. This included the exclusion of restructuring charges and securities gains from the Corporation's results to which the target levels were applied. The Corporation's 1996 composite performance achieved 50% of the composite target level, which resulted in corresponding payouts to executives, including Mr. Bell, of 50% of their potential incentive award opportunity. Mr. Bell's incentive award was $50,000 or 50% of the potential award opportunity of 48.3% of his 1996 salary.

     4. Stock Options
     Under the Stock Option Plan, which was approved by shareholders in 1992, stock options may be granted to the executive officers. The purpose of the Stock Option Plan is to advance the interest of the Corporation and its shareholders by providing key employees of the Corporation and its subsidiary banks, upon whose judgment, initiative and efforts the successful conduct of the business largely depends, with an additional incentive to perform in a superior manner, as well as to attract and retain people with experience and ability. The Committee is authorized to determine the size of stock option awards, the officers or employees who receive them, and the conditions under which they will be granted.
     Stock options are designed to align the interests of executives with those of the shareholders. Stock options are granted with an exercise price equal to or greater than the market price of the common stock on the date of grant and vest over a number of years. This approach is designed to incentivize the creation of shareholder value over the long term. Consequently, recipients of options realize compensation from options only to the extent the Corporation's stock price increases.

     Consistent with past and continuing practice of the Committee, consideration of stock option grants in 1996 was based in part on 1995 corporate performance. As corporate performance target levels were not reached during 1995, no stock options were granted during 1996.

     5. Conclusion
     Through the programs described above, a significant portion of the Corporation's executive compensation is linked directly to individual and corporate performance. In 1996, as in previous years, between 10% and 40% of the Corporation's executive compensation consisted of performance-based variable elements. The Committee intends to continue the policy of linking executive compensation to corporate performance, recognizing that the ups and downs of the business cycle from time to time may result in imbalance during particular periods.

     Submitted by the Compensation Committee.

                          Douglas L. Burdick, Chairman
                                 Alvin L. Glick
                               Sherwood M. Furman
                              Stephen J. Lazaroff


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Mr. Bell serves as a director of Alro Steel Corporation. Mr. Glick, the Chairman and Chief Executive Officer of Alro Steel Corporation, serves as a member of the Executive and Compensation Committees of the Corporation. As described under "Item 13. Certain Relationships and Related Transactions," of this Form 10-K, the Banks have had and expect to have in the future banking transactions in the ordinary course of business with the Corporation's directors, officers and their associates, including Mr. Glick and his associates, on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the time for comparable transactions with others.

PERFORMANCE GRAPH
     The graph below compares the cumulative total of shareholder return on the Corporation's common stock for the last five fiscal years with the cumulative total return on the Nasdaq Stock Market (US) Index, which is comprised of all United States common shares traded on the Nasdaq Stock Market, and the Nasdaq Bank Index, which is comprised of banks and bank holding company common shares traded on the Nasdaq Stock Market, over the same period. The graph assumes the investment of $100 in the Corporation's common stock, the Nasdaq Stock Market
(US) Index, and the Nasdaq Bank Index on December 31, 1991 and the reinvestment of all dividends. The shareholder return shown on the graph is not necessarily indicative of future performance.


                            [PERFORMANCE GRAPH]

                            12/91 12/92 12/93 12/94 12/95 12/96
CB FINANCIAL CORPORATION     100   142   177   170   197   232
NASDAQ STOCK MARKET-US       100   116   134   131   185   227
NASDAQ BANK                  100   146   166   165   246   326

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information, as of February 28, 1997, as to the beneficial ownership of the Corporation's common stock by (i) each person known by the Corporation to be the beneficial owner of more than 5% of its common stock, (ii) each director of the Corporation, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Corporation as a group. The information is based in part on information supplied by such persons. Except as noted, the beneficial owners exercise sole voting and investment powers over all shares shown.


NAME AND ADDRESS                       AMOUNT AND NUMBER OF
OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP    PERCENT OF CLASS
-------------------                    ---------------------   ----------------
Citizens Banking Corporation             557,619  (1)             19.9  (1)
 328 S. Saginaw Street
  Flint, Michigan  48502
City Bank and Trust Company              353,090  (2)             12.6
  One Jackson Square
  Jackson, Michigan  49201
 Harold P. Andrews(3)                      6,067  (4)                *
 Brian D. Bell(3)(5)                      30,218  (6)(7)(8)          *
 Douglas L. Burdick(3)                    21,739  (4)(8)             *
 James E. Burtch(5)                        2,303  (6)(7)             *
 Francis B. Flanders(5)                    4,295  (6)(7)             *
 James N. Franklin(3)                      8,294  (4)(8)             *
 Sherwood M. Furman(3)                     3,935  (4)(8)             *
 Alvin L. Glick(3)                        31,875  (4)                *
 Stephen J. Lazaroff(3)                   13,506  (4)(8)             *
 Philip G. Miller(3)                      42,664  (4)(8)(9)        1.5
 Steven W. Seely(3)(5)                     4,440  (6)(7)             *
 Monte R. Story(3)                        11,266  (4)(8)(10)         *
All directors and executive officers
as a group (13 persons)                  185,771                   6.2


(1) Includes 557,409 shares beneficially owned by Citizens Banking Corporation ("Citizens") which are authorized but unissued. The right to acquire the shares was granted to Citizens pursuant to a Stock Option Agreement, dated as of January 27, 1997, entered into in connection with the Agreement and Plan of Merger between the Company and Citizens also dated as of January 27, 1997. See "Change of Control" below. Citizens has disclaimed beneficial ownership of the 557,409 shares. The percentage shown is that of the number of shares that would be outstanding if the number of shares shown were issued upon exercise of the option granted to Citizens under the Stock Option Agreement.

(2) All shares are held in a fiduciary capacity, including 85,827 shares (3.1%) over which City Bank and Trust Company exercises sole voting and investment powers, 5,396 shares (.19%) as to which it shares voting and investment powers with others; and 261,867 shares (9.3%) as to which it has no voting powers.

(3)  The person named as a director of the Corporation.

(4) Includes shares covered by options granted under the Corporation's Non-Qualified Stock Option and Deferred Compensation Plan for Independent Directors as follows: Mr. Andrews, 1,199 shares; Mr. Burdick, 2,508 shares; Mr. Franklin, 1,209 shares; Mr. Furman, 1,886 shares; Mr. Glick, 1,946 shares; Mr. Lazaroff, 1,757 shares; Mr. Miller, 954 shares; and Mr. Story, 2,224 shares. These options become exercisable upon the director's retirement from the Board.

(5)  The person named is a Named Executive Officer (as defined above; see Item
11. "Executive Compensation-Summary Compensation Table," of this Form 10-K).

(6) Includes the equivalent of shares held for the account of the person named by City Bank and Trust Company as trustee of the Retirement and Savings Plan as follows: Mr. Bell, 14,800 shares; Mr. Seely, 1,417 shares; Mr. Burtch, 1,647 shares; and Mr. Flanders, 477 shares.

(7) Includes for the person named shares covered by currently exercisable options as follows: Mr. Bell, 10,544 shares; Mr. Seely, 833 shares; Mr. Burtch, 332 shares; and Mr. Flanders, 3,141 shares.

(8) Includes shares as to which investment and voting powers are shared with spouses or other family members as follows: Mr. Bell 1,096 shares; Mr. Burdick, 3,788 shares; Mr. Franklin, 2,000 shares; Mr. Furman, 308 shares; Mr. Lazaroff, 1,362 shares; Mr. Miller, 2,126 shares; and Mr. Story, 774 shares.

(9) Includes 36,815 shares held by partnerships in which Mr. Miller is a partner.

(10) Includes 5,032 shares held in the profit sharing account of the law firm of which Mr. Story is Chairman.

* Less than 1%.


CHANGE IN CONTROL
     References made to Note 21 to the Consolidated Financial Statements included under Item 8. "Financial Statements and Supplementary Data," of this Form 10-K Report regarding the Agreement and Plan of Merger entered into by the Corporation and Citizens Banking Corporation, which, if consummated, will result in a change in control of the Corporation.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Banks have had, and expect to have in the future, banking transactions in the ordinary course of business with the Corporation's directors, officers and their associates, on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the time for comparable transactions with others. The Corporation believes that all such transactions during 1996 were made in the ordinary course of business, were made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with others, and did not involve more than a normal risk of collectability or present other unfavorable features.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following documents are filed as a part of this report:
     1. Financial Statements:
     The following consolidated financial statements of the Corporation and its subsidiaries are included under Item 8 of this Form 10-K:


     Consolidated Balance Sheet as of December 31, 1996 and 1995
     Consolidated Statement of Income for the years ended December 31, 1996,
       1995 and 1994
     Consolidated Statement of Changes in Shareholders' Equity  for the years ended December 31, 1996, 1995 and 1994
     Consolidated Statement of Cash Flows for the years ended December 31,
       1996, 1995 and 1994
     Notes to Consolidated Financial Statements
     Report of Independent Public Accountants
     Report of Management

     The information required for related party loans is presented in Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K. The information required for Parent Company Only financial statements is presented in Note 19 of the Notes to Consolidated Financial Statements in this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     2. Schedules:
     All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

     3. Exhibits:
        The following exhibits to this report are required by Item 601 of Regulation S-K:

        (2) Agreement and Plan of Merger by and among Citizens Banking Corporation, Polaris Acquisition, Inc. and CB Financial Corporation, dated as of January 27, 1997, is incorporated by reference to Exhibit
        2.1 to the Form 8-K Report of the Corporation dated January 27, 1997.

        (3) (a) Articles of Incorporation and Bylaws of the Corporation are incorporated herein by reference to Exhibit 3(a) to the Form 10-K Report of the Corporation for the year ended December 31, 1991 (file number 0-11011).

        (3) (b) Bylaws of the Corporation are incorporated herein by reference to Exhibit 3 to the Form 8-K Report of the Corporation dated January 27, 1997.

        (4)  None (other than Exhibit (3), Articles of Incorporation and
             Bylaws).

        (9)  None

        (10)(a) The 1992 Employee Stock Option Plan, as restated July 19, 1994 is incorporated herein by reference to Exhibit (10)(a) to the Form 10-K Report of the Corporation for the year ended December 31, 1994.

        (10)(b) The Non-Qualified Stock Option and Deferred Compensation Plan for Independent Directors is incorporated herein by reference to the exhibit to the Corporation's Registration Statement on Form S-8, dated November 10, 1992 (Registration number 33-54618).

    (10) (c) Supplemental Retirement Benefit Agreement (the "Benefit Agreement"), dated December 15, 1994, between the Corporation and Brian D. Bell is incorporated herein by reference to Exhibit (10)(c) to the Form 10-K Report of the Corporation for the year ended December 31, 1994 and Amendment #1 to the Benefit Agreement, dated October 22, 1996, is incorporated herein by reference to Exhibit 10 to the Form 10-Q Report of the Corporation for the quarter ended September 30, 1996.

    (10) (d) Trust Agreement Under CB Financial Corporation Non-Qualified Deferred Compensation Arrangement, between the Corporation and NBD Bank, N.A. as trustee, dated December 15, 1994 is incorporated by reference to Exhibit 10(c) to the Form 10-K Report of the Corporation for the year ended December 31, 1994.

    (10) (e) Employment Agreement, effective as of October 22, 1996, between Brian D. Bell and the Corporation is incorporated by reference to Exhibit 10 to the Form 10-Q Report of the Corporation for the quarter ended September 30, 1996.

    (10) (f) Change of Control Agreement, effective as of March 1, 1995, between Steven W. Seely and the Corporation is incorporated by reference to Exhibit 10 to the Form 10-Q Report of the Corporation for the quarter ended September 30, 1995.

    (10) (g) Description of the Short Term Executive Incentive (or variable compensation)Plan of the Corporation, in which the executive officers participate, is filed herewith.

    (11) The computation of per share earnings is presented in the Consolidated Statement of Income on page 42 of this Form 10-K Report.

    (12) Reference is made to the computation of financial ratios for financial institutions presented in Part I of this Form 10-K Report.

    (13) Not Applicable.

    (16) Not applicable.

    (18) Not applicable.

    (21) A list of current subsidiaries of the Corporation is incorporated herein by reference to Exhibit (21) to the Corporation's Form 10-K Report for the year ended December 31, 1995.

    (22) Not applicable.

    (23) The consent of independent public accountants, Arthur Andersen LLP, is filed herewith.

    (24) Not applicable.

    (27) Financial data schedule is filed herewith.

(b) Reports on Form 8-K filed during the last quarter of 1996 covered by this report:

     No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jackson and State of Michigan on March 11, 1997.

                                   CB FINANCIAL CORPORATION
                                By:  /s/     Brian D. Bell
                                   ------------------------------
                                     Brian D. Bell, Chairman
                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 11, 1997.


/s/     Brian D. Bell        Chairman and Chief Executive Officer
---------------------------  (principal executive and financial officer)
        Brian D. Bell        and Director

/s/     Steven W. Seely      Director
---------------------------
        Steven W. Seely

/s/     A.  Wayne Klump      Treasurer (principal accounting officer)
---------------------------
        A. Wayne Klump

/s/    Harold P. Andrews     Director
---------------------------
       Harold P. Andrews

/s/     Douglas L. Burdick   Director
---------------------------
        Douglas L. Burdick

/s/     James N. Franklin    Director
---------------------------
        James N. Franklin

/s/     Sherwood M. Furman   Director
---------------------------
        Sherwood M. Furman

/s/     Alvin L. Glick       Director
---------------------------
        Alvin L. Glick

/s/     Stephen J. Lazaroff  Director
---------------------------
        Stephen J. Lazaroff

/s/     Philip G. Miller     Director
---------------------------
        Philip G. Miller

/s/     Monte R. Story       Director
---------------------------
        Monte R. Story

                            EXHIBIT INDEX


Exhibit No.                     Description
-----------                     -----------
   10(g)             Description of the Short Term Executive Incentive Plan

   23                Consent of Independent Public Accountants

   27                Financial Data Schedule