Form 10-Q
period 1997-03-31
CB FINANCIAL CORP
filed 1997-05-14
CIK 351326

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM           TO            .
                                    ----------   -----------

COMMISSION FILE NUMBER 0-11011

                            CB FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    MICHIGAN                            38-2340045
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

       ONE JACKSON SQUARE, JACKSON, MICHIGAN               49201-1446
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


AT MARCH 31, 1997, THERE WERE 2,801,053 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WITH A $7.50 PAR VALUE.

                            CB FINANCIAL CORPORATION
                                     INDEX

Part I.  Financial Information:

Item 1.  Financial Statements


         The following consolidated financial statements of CB Financial Corporation and its subsidiaries included in this report are:

                                                                           Page
                                                                           ----
         Consolidated Balance Sheet - March 31, 1997,
         March 31, 1996 and December  31, 1996...........................   3

         Consolidated Statement of Income - For the Three Months Ended
         March 31, 1997 and 1996.........................................   4

         Consolidated Statement of Cash Flow - For the Three Months Ended
         March 31, 1997 and 1996.........................................   5

         Note to Consolidated Financial Statements.......................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations, Liquidity, and Capital...................   7

Part II. Other Information:

         Item 6. Report on Form 8-K......................................  11

SIGNATURE................................................................  12

         The following documents are filed as a part of this report:

Exhibit 27  Financial Data Schedule

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (Unaudited)

(In Thousands)                                                                    03/31/97           03/31/96          12/31/96
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and Cash Equivalents:
      Cash and Due from Banks                                                      $35,906            $35,354           $44,719
      Money Market Assets                                                            1,878              1,768             6,744
------------------------------------------------------------------------------------------------------------------------------------
          Total Cash and Cash Equivalents                                           37,784             37,122            51,463
------------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
      U.S. Treasury                                                                 46,110             85,391            52,525
      U.S. Government Agencies                                                      69,863             88,696            74,900
      States and Political Subdivisions                                              9,174             11,098             9,462
      Other                                                                              0                163                 0
------------------------------------------------------------------------------------------------------------------------------------
          Total Securities Available for Sale                                      125,147            185,348           136,887
------------------------------------------------------------------------------------------------------------------------------------
Loans:
      Consumer Loans                                                               163,149            134,185           171,361
      Commercial Loans                                                             227,260            193,443           216,987
      Tax Exempt Loans                                                              16,278             15,081            15,972
      Real Estate Mortgage Loans                                                   213,120            142,033           204,701
------------------------------------------------------------------------------------------------------------------------------------
          Subtotal Loans                                                           619,807            484,742           609,021
Reserve for Possible Loan Losses                                                    (6,798)            (3,689)           (6,168)
------------------------------------------------------------------------------------------------------------------------------------
          Net Loans                                                                613,009            481,053           602,853
------------------------------------------------------------------------------------------------------------------------------------
Bank Premises and Equipment, Net                                                    13,012             15,004            13,351
Other Real Estate Owned                                                                701                  0               438
Income Earned Not Received                                                           5,505              6,671             5,711
Goodwill and Premium on Core Deposits, Net                                           8,476              9,644             8,768
Other Assets                                                                         5,960              3,745             5,566
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                            $809,594           $738,587          $825,037
====================================================================================================================================

LIABILITIES:
Deposits:
      Demand Deposits                                                             $100,838           $106,059          $110,848
      Interest-Bearing Demand Deposits                                             122,682            133,937           130,022
      Savings Deposits                                                             126,594            131,655           124,770
      Time Deposits                                                                359,191            272,684           370,164
------------------------------------------------------------------------------------------------------------------------------------
          Total Deposits                                                           709,305            644,335           735,804
------------------------------------------------------------------------------------------------------------------------------------

Short-Term Interest Bearing Liabilities                                             12,120              3,500               386
Note Payable and Capital Leases                                                      2,214              4,132             2,694
Accrued Expenses                                                                     4,566              5,200             4,403
Dividend Payable                                                                       840                840               840
Other Liabilities                                                                    3,882              4,142             4,131
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                        732,927            662,149           748,258
------------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
      Preferred Stock-no par value, 100,000 shares authorized,
          none outstanding                                                               0                  0                 0
      Common Stock-$7.50 par value, 5,000,000 shares authorized,
          2,801,053 shares outstanding                                              21,008             21,008            21,008
      Capital Surplus                                                                8,073              8,073             8,073
      Undivided Profits                                                             49,213             47,805            48,372
      Unrealized Gains(Losses) on Securities Available
          for Sale, Net of Tax Effect                                               (1,627)              (448)             (674)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                                76,667             76,438            76,779
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $809,594           $738,587          $825,037
====================================================================================================================================

The accompanying notes are an integral part of this statement.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                                                                                         Three Months Ended
                                                                                                                March 31,
(In Thousands Except Per Share Data)                                                              1997                       1996
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans
     Consumer Loans                                                                               $3,728                     $2,908
     Commercial Loans                                                                              4,910                      4,075
     Tax Exempt Loans                                                                                236                        239
     Real Estate Mortgage Loans                                                                    4,222                      2,786
Interest on Investment Securities Available for Sale
      U.S. Treasury                                                                                  734                      1,793
      U.S. Government Agencies                                                                     1,166                      1,067
      States and Political Subdivisions                                                              137                        161
       Other                                                                                           0                          2
Interest on Money Market Assets                                                                       22                         56
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest Income                                                                   15,155                     13,087
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Demand Deposits                                                                          670                        722
Interest on Savings Deposits                                                                         940                        936
Interest on Time Deposits                                                                          4,817                      3,587
Interest on Other Liabilities                                                                        287                        141
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                                                   6,714                      5,386
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                                8,441                      7,701
Provision for Possible Loan Losses                                                                 1,065                        265
------------------------------------------------------------------------------------------------------------------------------------
      NET INTEREST INCOME AFTER
        PROVISION FOR POSSIBLE LOAN LOSSES                                                         7,376                      7,436
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Trust Income                                                                                         527                        474
Service Charges on Deposit Accounts                                                                  757                        813
Fees for Other Services to Customers                                                                 326                        298
Securities Gains (Losses)                                                                            (10)                       365
Other Income                                                                                          72                        128
------------------------------------------------------------------------------------------------------------------------------------
          Total Non-Interest Income                                                                1,672                      2,078
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Salaries and Wages                                                                                 2,565                      2,386
Employee Benefits                                                                                    609                        708
Occupancy Expenses                                                                                   639                        647
Furniture and Equipment Expenses                                                                     578                        594
FDIC Insurance Premiums                                                                               32                          2
Other Operating Expenses                                                                           2,162                      2,385
------------------------------------------------------------------------------------------------------------------------------------
          Total Non-Interest Expenses                                                              6,585                      6,722
------------------------------------------------------------------------------------------------------------------------------------
      Income Before Provision for Federal Income Tax                                               2,463                      2,792
Provision for Federal Income Tax                                                                     782                        876
------------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                                   $1,681                     $1,916
====================================================================================================================================
Per Share Data:
Net Income Per Common Share                                                                        $0.60                      $0.68
Average Number of Shares Outstanding                                                           2,815,042                  2,803,746


The accompanying notes are an integral part of this statement.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                       March 31,
(In Thousands)                                                                                 1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash Flows from Operating Activities:
     Interest and Fees Received                                                                   $17,142           $15,321
     Interest Paid                                                                                 (6,723)           (5,259)
     Cash Paid to Suppliers and Employees                                                          (6,530)           (6,191)
     Income Taxes Paid                                                                               (100)              (75)
------------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                                  3,789             3,796
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Proceeds from Sale of Securities Available for Sale                                            6,991            71,694
     Proceeds from Maturities/Calls of Securities Available for Sale                                3,200             9,000
     Purchase of Securities Available for Sale                                                          0           (57,314)
     Proceeds from Sale of Loans                                                                    5,178             3,910
     Net (Increase) Decrease in Loans                                                             (16,396)          (50,265)
     Net (Increase) in Other Real Estate Owned                                                       (263)                0
     Proceeds from Sale of Premises and Equipment                                                       8                91
     Capital Expenditures                                                                            (101)             (189)
------------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided (Used) by Investing Activities                                          (1,383)          (23,073)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Repayment of Note Payable                                                                       (475)             (475)
     Net Increase (Decrease) in Deposits and Short-Term Liabilities                               (14,765)           18,860
     Cash Dividends Paid                                                                             (840)             (840)
     Payment of Capital Lease Obligations                                                              (5)               (4)
------------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided (Used) by Financing Activities                                         (16,085)           17,541
------------------------------------------------------------------------------------------------------------------------------------
         Net Decrease in Cash and Cash Equivalents                                                (13,679)           (1,736)
------------------------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at Beginning of Year                                            51,463            38,858
------------------------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at End of Period                                               $37,785           $37,122
====================================================================================================================================

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net Income                                                                                         $1,681            $1,916
     Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
     Provision for Depreciation and Amortization                                                      424               447
     Accretion of Net Discount on Purchased Subsidiary                                                296               301
     Amortization of Discount and Premiums on
          Investment Securities, Net                                                                   94               206
     Provision for Possible Loan Losses                                                             1,065               265
     Securities (Gains) Losses                                                                         10              (365)
     (Gains) on Sale of Loans                                                                          (3)              (13)
     Decrease in Income Earned Not Received                                                           206               325
     (Increase) Decrease in Other Assets                                                               96               635
     (Gain) Loss on Sale of Premises and Equipment                                                      5               (11)
     Increase (Decrease) in Interest Payable                                                           (6)              141
     Increase (Decrease) in Income Taxes Payable                                                      682               801
     Decrease in Accrued Expenses                                                                    (761)             (852)
------------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                                 $3,789            $3,796
====================================================================================================================================

The accompanying notes are an integral part of this statement.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACCOUNTING AND REPORTING POLICIES


BASIS OF PRESENTATION

The accounting and reporting policies of CB Financial Corporation (the "Corporation") and its subsidiaries are in accordance with generally accepted accounting principles and conform to practice within the banking industry.

The condensed consolidated financial statements included herein have been prepared by the Corporation, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes contained in the 1996 Form 10-K Report for CB Financial Corporation filed with the Securities and Exchange Commission.

CONSOLIDATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to assure the fair presentation of financial condition and results of operations. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" is effective for all transactions occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. This Statement did not have a material impact on the financial statements of the Corporation.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" and Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure". SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. These Statements are effective for financial statements issued for periods ending after December 15, 1997. Management does not expect the adoption of these statements to have a significant impact on the financial position and results of operations of the Corporation.

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


                                                CHANGE FROM DECEMBER 31, 1996
                                                    TO MARCH 31, 1997

     Funding Sources:
          Cash & Cash Equivalents                       $13,679
          Investment Securities                          10,191
          Sale of Loans                                   5,178
          Short-term Interest-Bearing Liabilities        11,734
          Operating Activities                            3,789
          Sale of Premises & Equip.                           8
                                                        -------
                                                        $44,579
                                                        =======

     Funding Uses:
          Loans                                         $16,396
          Deposits                                       26,499
          Cash Dividends                                    840
          Other Real Estate Owned                           263
          Capital Expenditures                              101
          Repayment of Note and Capital Leases              480
                                                        -------
          Total Uses                                    $44,579
                                                        =======



Total assets as of March 31, 1997 were $809.6 million compared to $825.0 million as of December 31, 1996, a reduction of $15.4 million. Deposits totaled $709.3 million as of March 31, 1997 and $735.8 million at December 31, 1996, a decline of $26.5 million. In mid-December 1996, a corporate depositor sold a subsidiary business and temporarily deposited $41.0 million with the Corporation over year-end in a certificate of deposit which accounts for the decline in total assets and deposits.

Total loans were $619.8 million and $609.0 million as of March 31, 1997 and December 31, 1996, respectively, an increase of $10.8 million. Consumer loans were $163.1 million and $171.4 million as of March 31, 1997 and December 31, 1996, a decline of $8.3 million. Commercial loans and tax-exempt loans totaled $243.5 million and $233.0 million as of March 31, 1997 and December 31, 1996, respectively, an increase of $10.5 million. Real estate mortgage loans amounted to $213.1 million and $204.7 million as of March 31, 1997 and December 31, 1996, an increase of $8.4 million. The Corporation sells residential mortgage loans in the secondary market on a nonrecourse basis. The amount of these loans sold as of March 31, 1997 and 1996 were $5,175,000 and $3,898,000 which resulted in gains of $3,000 and $13,000, respectively. The primary source of funds for loan growth was the sale and maturity of securities available for sale of $10.2 million.

The reserve for possible loan losses was $6,798,000 as of March 31, 1997 compared to $6,168,000 as of December 31, 1996, an increase of $630,000. The increase in the reserve reflects a higher provision for possible loan losses primarily due to three commercial loans which became impaired during the three month period ended March 31, 1997. The Corporation recorded specific reserves of $620,000 on these impaired loans.

Demand deposits totaled $100.8 million and $110.8 million as of March 31, 1997 and December 31, 1996, respectively, a decrease of $10.0 million. Interest-bearing demand deposits were $122.7 million and $130.0 million at March 31, 1997 and December 31, 1997, a decline of $7.3 million. These declines are attributable to seasonal fluctuations and the result of funds moving to other interest-bearing deposits. Savings deposits increased $1.8 million at March 31, 1997 to $126.6 million from the $124.8 million reported at December 31, 1996. At March 31, 1997 and December 31, 1996, time deposits were $359.2 million and $370.2 million, respectively, a reduction of $11.0 million. Excluding the $41.0 million in a short-term certificate of deposit over year-end 1996, time deposits would have increased $30.0 million as of March 31, 1997. The increase in time deposits resulted from marketing and interest rate pricing strategies focused on increasing these balances. Existing customers have also taken advantage of higher interest rates on time deposits and shifted funds from other deposit products offering lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Corporation has sufficient liquidity to meet presently known cash flow requirements arising from ongoing business
transactions.   During the first three months of 1997, there were no
significant changes with respect to the capital resources of the Corporation. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. The risk-based capital ratios have decreased as a result of higher loan balances which are assigned a higher risk factor for risk-based capital calculation purposes and lower securities balances which have a lower risk classification. As summarized below, the Corporation's capital ratios exceed the regulatory requirements for classification as "Well Capitalized":



                                       Regulatory
                                       Minimum for      March 31,
                                   "Well Capitalized"  1997   1996
                                   ------------------  -----  -----
            Total Capital                 10%          13.6%  15.1%
            Tier I Capital                 6           12.4   14.3
            Tier I Leverage Ratio          5            8.7    9.5

RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statement of income is shown below in thousands of dollars, and as a percent.



                                                    Comparison of
                                                 Three Months Ended
                                                March 31, 1997 & 1996
                                                ---------------------
           Interest Income                         $2,068      15.8%
           Interest Expense                         1,328      24.7
                                                   ------    ------
           Net Interest Income                        740       9.6
           Provision for loan losses                  800     301.9
                                                   ------    ------
           Net interest income after provision
            for loan losses                           (60)      (.8)
           Other Income                              (406)    (19.5)
           Other Expenses                             137       2.0
                                                   ------    ------

     Income before income tax                        (329)    (11.8)
     Income Tax Expense                                94      10.7
                                                   ------    ------

     Net Income                                    $ (235)    (12.3)%
                                                   ======    ======


     A summary of the components of the net interest margin computation on a tax equivalent basis for the three month period ending March 31, 1997 and 1996 is presented in the following table:


                                                        3/31/97         3/31/96
                                                        -------         -------
             Interest on Earning Assets                  8.24%           8.15%
             Interest on Interest Bearing Liabilities    4.40            4.08
             Interest Expense Related to Earning Assets  3.62            3.31
             Net Interest Margin                         4.62            4.84



NET INTEREST INCOME
Interest income increased $2,068,000 or 15.8% through March 31, 1997 compared to March 31, 1996 which resulted from an increase in loan volume offset by a reduction in balances of securities available for sale. The change in the mix within earning assets accounts for the slight increase of 9 basis points in the effective yield on earning assets of 8.24% as of March 31, 1997 compared to March 31, 1996. Interest expense for the two comparable periods increased $1,328,000 or 24.7% in 1997 due to higher deposit balances and shift in deposit product mix. Net interest income increased $740,000 or 9.6% as of March 31, 1997 compared to March 31, 1996.

PROVISION FOR LOAN LOSSES
The provision for possible loan losses was $1,065,000 and $265,000 as of March 31, 1997 and 1996, an increase of $800,000. During the third quarter of 1996 the Corporation experienced deviations in credit underwriting standards for indirect consumer loans that were originated in early 1996. This resulted in higher charge-offs and delinquencies of consumer loans in the fourth quarter of 1996 (as previously reported in the 1996 Form 10-K Report). Overall loan growth and expected losses due to nonrecurring deviations in credit underwriting standards of indirect consumer loans have led to higher charge-offs. Management currently anticipates that this trend in higher consumer loan charge-offs will continue through 1997. Net charge-offs of loans for the three months ended March 31, 1997 and 1996 were $435,000 and $509,000, respectively.

The reserve for possible loan losses as of March 31, 1997 and 1996 was $6,798,000 and $3,689,000, respectively, an increase of $3,109,000. The higher reserve reflects the loan growth and higher delinquencies experienced by the Corporation as well as anticipated levels of net charge-offs. Expressed as a percent of loans outstanding, the reserve for possible loan losses was 1.10%,
 .76% and 1.01% as of  March 31, 1997, March 31, 1996 and December 31, 1996,
respectively.

Nonperforming Loans are defined by the Corporation to include loans on which interest is not being accrued and restructured loans where interest rates have been renegotiated at below market rates. Total non-accrual loans as of March 31, 1997 amounted to $1,182,000. Loans 90 days or more past due and still accruing interest were $1,178,000 as of March 31, 1997. These loans are well-secured and in the process of collection. Total nonperforming assets which includes non-accrual loans, other real estate owned and assets acquired through repossession were $2,199,000, $2,002,000 and $2,621,000 at March 31,
1997, March 31, 1996 and December 31, 1996, respectively.

For purposes of calculating an impairment reserve in accordance with SFAS No. 114, the Corporation considers non-accrual loans, loans 90 days or more past due (excluding small balance homogeneous consumer loans) and loans where it is probable that all principal and interest payments due will not be made in accordance with the notes' original contractual terms as meeting the Statement's definition of impaired loans. Impaired loans totaled $3,126,000 at March 31, 1997, $ 1,219,000 at March 31, 1996 and $958,000 at December 31,
1996. Large balance impaired loans (generally those with balances of $100,000 or more) accounted for $3,002,000 or 96.1 percent of total impaired loans at March 31, 1997. The impairment reserve on $2,483,000 of impaired loans included in the reserve for possible loan losses amounted to $626,000 at March 31, 1997. There were $643,000 of impaired loans for which no reserve was allocated. The average balance of impaired loans was $1,803,000 for the three month period ending March 31, 1997. Interest income recognized during the time the loans were impaired was $70,400 with $62,500 received in cash. The remaining performing loan portfolio was collectively evaluated for impairment.

OTHER INCOME
Total non-interest income amounted to $1,672,000 and $2,078,000 for the three months ended March 31, 1997 and 1996, respectively, a decline of $406,000. Security losses of $10,000 were recorded in the first quarter of 1997 compared to gains of $365,000 for the same quarter of 1996, an overall difference of $375,000.

OTHER EXPENSES
Other non-interest expenses amounted to $6,585,000 and $6,722,000 for the three months ended March 31, 1997 and 1996, a reduction of $137,000 or 2.0%. The fluctuation of the major components of non-interest expenses are presented below (in thousands of dollars and as a percent):



                                                  Comparison of
                                               Three Months Ended
                                              March 31, 1997 & 1996
                                              ---------------------
              Salaries & employee benefits      $  80      2.6%
              Occupancy, furniture & equipment    (24)    (1.9)
              Marketing, advertising and
                public relations                 (202)   (67.3)
              Stationery & Supplies                39     42.0
              FDIC Premium Expense                 30    202.3
              Other Operating Expense             (60)    (3.0)
                                                -----    -----
                Total Non-Interest Expenses     $(137)    (2.0)%
                                                =====    =====


The increase in salaries and employee benefits is due to normal performance evaluations and hiring replacement staff at higher salaries which was offset by a reduction of 11.5 FTE employees as of March 31, 1997 compared to March 31, 1996. Greater marketing, advertising and public relations expenses were recorded in the first quarter of 1996 to introduce new deposit products to generate additional accounts and balances. The increase in FDIC premium expense reflects a special assessment effective January 1, 1997 to service the debt on the Financing Corporation (FICO) bonds of 1.3 basis points on deposits which is not tied to the FDIC risk classification and a change in the risk classification for one of the subsidiary banks.

APPLICABLE INCOME TAX
Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 34%. The provision is further reduced to a lesser extent by other tax-exempt items. The reduction in the 1997 income tax provision reported in the accompanying financial statements for the three month periods ended March 31, 1997 and 1996 reflect the decrease in operating revenue.



Part II.     OTHER INFORMATION
     Item 6.  Exhibit and Report on Form 8-K:

     (a) A Form 8-K Report was filed on February 4, 1997, to report an Agreement and Plan of Merger on January 27, 1997 between CB Financial Corporation and Citizens Banking Corporation (Citizens) whereby Citizens will acquire all of the outstanding shares of common stock of CB Financial Corporation.
     (b) Exhibit 27:  Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            CB FINANCIAL CORPORATION

                                            BY: /s/ A. Wayne Klump
                                                ------------------------------
                                                A. Wayne Klump
                                                Treasurer

Dated:  May 13, 1997

                                EXHIBIT INDEX



Exhibit
  No.                           Description
--------                        ------------
  27                            Financial Data Schedule
